Form 10KSB
period 2000-03-31
GLOBAL SEAFOOD TECHNOLOGIES INC
filed 2000-07-12
CIK 1080533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2000
                         Commission File Number 0-28495

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)

            Nevada                                         95-41778228
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification No.)

            555 Bayview Avenue                                39530
            Biloxi, Mississippi                             (zip code)
      (Address of principal executive offices)

         Issuer's telephone number: (228) 435-3632

         Securities registered under Section 12 (b) of the Exchange Act:
                                      None

         Securities registered under Section 12 (g) of the Exchange Act:
                                  Common Stock
                                (Title of class)

         Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (___)

         The issuer's revenues for its most recent fiscal year ended March 31, 2000 were $14,205,602

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was sold, or the average bid and asked price of such common equity, as of June 29, 2000 was $3,319,000 (calculated by excluding restricted shares which includes shares owned beneficially by directors and officers). The total number of shares of issuer's common equity outstanding as of June 29, 2000 was 13,124,046

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following documents are incorporated by reference into the following parts of this Form 10-KSB: certain information required in Part III of this Form 10-KSB is incorporated from the issuer's Proxy Statement for its 2000 Annual Meeting of Shareholders and certain information required in Parts I and II of this Form 10-KSB is incorporated from its Annual Report to Shareholders for the year ended March 31, 2000.

         Transitional Small Business Disclosure Format:   Yes      No  X
                                                              ---     ---

                                     PART 1

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

The Company was founded as Custom Pack, Inc., which was incorporated under the laws of the State of Mississippi in 1988. Through a reverse merger completed in 1995, Custom Pack became a wholly-owned subsidiary of International Custom Pack, Inc., the successor in name to predecessor entities Enviro Solutions International, Inc. and Rue de Rivoli Perfumeries of America, Ltd., which had been incorporated in Nevada in 1986. In December, 1998 the company changed its name to Global Seafood Technologies, Inc. to reflect the expansion of business activities beyond the core business of seafood processing and packaging. The expanded activities include the aquaculture production of seafood, and processing, packaging, and distribution of bait products for recreational fishing.

Business Description

Custom Pack

Our principal line of business is the full-service processing, packaging, and storage of shrimp and other seafood. This business is conducted through our wholly-owned subsidiaries, Custom Pack, Inc. ("Custom Pack") as well as CoMar Foods, Inc. The products are distributed to many of the nation's largest seafood restaurant chains and retail grocery outlets. For the last three fiscal years, (1998, 1999, 2000), the operations from this business segment accounted for 99.9%, 99.9%, and 91.7% of total company revenues, respectively. All of the company's sales were to the United States for the last three fiscal years. Foreign or export sales are not expected to be a material factor in future revenues.

Seafood consumption is a large and growing market. The United Nations Food and Agricultural Organization estimates the annual worldwide market for seafood products to be in excess of $50 billion, of which the United States market is approximately $8 billion. The world market for shrimp alone is $30 billion, with the United States portion being $2.5 billion. Consumption of all seafood products, and principally shrimp, has risen steadily throughout the last two decades.

The seafood industry is very fragmented. It is characterized by thousands of suppliers and middlemen throughout the distribution chain from product procurement, wholesale distributors, and retail food stores or restaurants. Seafood is sold fresh, or frozen in blocks or by IQF (Individual Quick Freeze) methods. Custom Pack is one of the IQF processors of seafood in the United States.

There is no major player in the seafood industry that commands a significantly large market share, creates a nationally recognized brand name, or establishes descriptive product standards. Products like shrimp are sold on a commodity-type basis with little uniformity of size or species. Restaurants, supermarkets, and other outlets buy a variety of products from a variety of suppliers. Product availability and consistency of quality are important factors in the service provided.

Products and Services

In its core business activity, the company has established itself to provide an increasing variety of seafood items, which are of consistent quality and are conveniently packaged for commercial or consumer use. Frozen, headless shrimp (with shell on) is the principal product processed, which is frequently packaged in one-pound and two-pound packages. Peeled shrimp is also processed under private labels for customers or for distribution to restaurants. A small volume of frozen fish fillets are packaged for distribution, as well.

We continue to focus on packaging innovations and value-added specialty entrees to expand sales and increase margins in these areas. The IQF processing method has contributed to many innovations in bringing seafood products to the consumer. Within the last year, Custom Pack has developed a shrimp stir fry product for the Aurora Foods "Chef's Choice" brand, which has helped the company achieve increased sales. In 1997 the company acquired Co Mar Foods, which produced breaded and stuffed shrimp, stuffed lobster, cooked shrimp rings (with cocktail sauce) and other value-added, ready-to-cook, ready-to-eat seafood products. The processing of these products has been integrated into the Custom Pack facility during the latest fiscal year. Since the introduction of the cooked shrimp rings, market acceptance has lead sales of this product to become less seasonal in nature.

Customer Support

Custom Pack processes and packages products principally for the account of third parties under various brand names, and relies on seafood brokers and distributors to market and distribute the products. Ocean To Ocean Seafood Sales is a principal customer, as is Aurora Foods and Van DeCamp. The company does not operate under government contracts or other long-term contracts and has no backlog.

For the fiscal year ended March 31, 1999, the sales to two Custom Pack customers amounted to 36% and 32% of total company sales. For the fiscal year ended March 31, 2000, the sales to these two customers amounted to 34% and 13%. In the opinion of management, the loss of these customers would have a material, short-term impact on the company, but this business could be generated from other sources, if necessary.

Suppliers

Seafood products are readily available in domestic and international markets. Our operations rely on outside sources for seafood products. Our current products are usually purchased at the dock source or trucked in for processing. Buying agents are employed in the United States along the South Atlantic Coast and Gulf of Mexico from North Carolina to Texas. The company also imports seafood from Asia and Central and South America. The aquaculture subsidiary does not supply a significant amount of product to the company, but it is our intention to develop this business as a consistent source of supply for the future.

The company purchased product from two suppliers during the year ended March 31, 2000 that comprised approximately 27% and 20% of total purchases. In fiscal year ending March 31, 1999, the company purchased product from three suppliers that accounted for a total of 22%, 15%, and 12% of total purchases, respectively. In the opinion of management, the loss of these suppliers would have a material, short-term impact on the company, but the purchases could be generated from other sources, if necessary.

Aquaculture

The company maintains an Aquaculture Division within Custom Pack, which is engaged in the development of farm grown seafood, principally freshwater shrimp, at its facility in Ocean Springs, MS. The facility was acquired in 1997 as a tilapia farm, and has been converted to a hatchery and nursery for freshwater shrimp larvae for stocking in ponds operated by independent growers. Revenues from this segment are not presently significant, accounting for 0.01% in the 1999 fiscal year and 0.40% in the latest fiscal year. However, expansion could be achieved rapidly as commercial production is demonstrated. Approximately 75% of some $30 Billion of shrimp consumed worldwide are caught in the oceans, and about 25% are grown in aquaculture.

In March, we entered into a joint venture with a private investor to develop approximately 100 acres of ponds for commercial production of freshwater shrimp in Mississippi, utilizing the larvae seed stock produced in Ocean Springs. We are actively exploring other opportunities for similar commercial production arrangements with other parties. This could lead to significant expansion of the nursery and hatchery business, as well as increased revenues from the sale of product and from the processing of the product at Custom Pack.

Shrimp grown in freshwater have been produced overseas and imported to the United States on a relatively limited basis. Custom Pack processed approximately 2 million pounds of this product last year. Given the demand for shrimp and the limitations on future supplies from the oceans, the company believes that the development of the freshwater shrimp industry in this country could, over time, parallel the success demonstrated in the catfish industry.

We have developed certain business knowledge and practices relating to the commercial production of freshwater shrimp, which we deem to be proprietary. Patents do not protect this intellectual property, but the company relies upon common law rights and contracts to establish and protect its interests. There can be no assurance that our measures to protect our intellectual property will deter or prevent its unauthorized use, but we believe that we have, at a minimum, established an advantage in the initial commercial production of this product. If we are unable to protect our intellectual property rights, we believe it could negatively affect the results of future operations through increased competition.

Killer Bee Bait

We package and distribute recreational fishing bait products through our Killer Bee, Inc. subsidiary, which was acquired in April, 1999. These products include varieties of bait shrimp, catfish bait, eels, cut squid, whole squid, cigar minnows, ballyhoo, frozen chum, and menhaden oil. The products are primarily packaged in frozen form at the Finicky Pet Foods facilities in Pascagoula, MS.

This segment of the company's business is seen as offering great potential to utilize our established business strengths in procuring, processing, packaging, and in making the products available through distribution to convenient outlets. We utilize many of our supply sources for our seafood products to supply the "Killer Bee Bait" line of bait products. Because of our established sources of supply for seafood products and the relative volume of existing business, we believe that we are in a position to acquire abundant supplies of recreational fishing bait products to support this line of business.

The acquisition of the assets and brand name of Drag N Bait, Inc. in June 1999 further strengthened the company's source of supply for one, key bait product, ballyhoo. Drag N Bait is a recognized supplier of ballyhoo to the recreational fishing market, particularly in Florida. The operations of Drag N Bait have been consolidated with those of Killer Bee, but certain products continue to be sold under the established Drag N Bait name, and the full line of Killer Bee products have now been made available to former Drag N Bait customers.

The "Killer Bee Bait" name is a registered trade name, and the products are sold through Wal Mart, K Mart, and other large retail outlets, and at independent marinas and bait shops. At the end of the last fiscal year - the first year of introduction to the market - Killer Bee products were being sold in over 100 large retail outlets and to over 200 independent outlets in a 10 state area from Texas to Virginia. For the year, Killer Bee registered $1,124,345 in sales last year and accounted for 7.9% of total revenues of the company. Gross Profit Margin from this segment is higher than the processing business segment, and continued expansion is expected.

The recreational bait industry represents a $1.0 Billion sales market annually in the United States, according to 1996 Department of Commerce Wildlife and Fisheries data, which include both freshwater and saltwater fishing. We have chosen to focus initially on establishing ourselves in the saltwater market in the Southeastern states, but we expect to further develop its customer base to include other saltwater fishing states as well as the inland freshwater market.

The company is not aware of any single dominant company or nationally recognized brand name for bait products, and has the objective of establishing Killer Bee Bait in that position over time.

Statutory and Regulatory Changes

Hazard Analysis and Critical Control Point ("HACCP") regulations took effect in the seafood processing industry in December 1997. Our plants were in compliance in advance of the effective date and are fully approved. Continued compliance with HACCP will not affect the company's operations, but compliance may affect competition, which might not be in the same position as we are.

The discharge of water wastes from our facilities is in full compliance with existing government regulations and standards. We do not envision that any significant capital expenditures will be required for environmental control procedures for the foreseeable future.

The terms and conditions under which we prepare, pack and distribute our seafood products are subject to government regulation. Federal laws and FTC regulations apply to interstate distribution of frozen seafood products, while particular state regulatory authorities have jurisdiction over seafood distribution and sale within their borders.

Company Strategy

In the near term, we plan to continue product innovation within our core business at Custom Pack, continue expansion of the distribution of our Killer Bee products, and promote the development of our aquaculture business.

As a long term strategy, we will entertain strategic mergers and acquisitions of both processing and sales entities, which would increase market share, improve profit margins, and facilitate unified marketing efforts that create brand identification.

Employees

As of March 31, 2000 there were approximately 120 persons employed by the Company. This number does not include its independent commission salesmen, who are classified by the Company as independent contractors rather than employees. The Company's employees are not unionized, and the Company believes that its relationship with its employees is good.

ITEM 2.  DESCRIPTION OF PROPERTIES

The seafood processing and packaging business is conducted through our Custom Pack subsidiary at its plant located at 555 Bayview Avenue, Biloxi, MS. The plant facility occupies over 50,000 square feet of floor space, including processing areas, coolers, and freezers and is on 3.7 acres of property. This facility also contains our corporate offices. This property collateralizes the company's line of credit with its bank.

We have discontinud operations at our CoMar Foods, Inc. plant location at 10200 Cody Driskell Road, Irvington, AL. The products, which were produced at that location, are now being produced at the Custom Pack facility. The CoMar location, consisting of 12,800 square feet of processing space on 10 acres of property, is currently offered for sale or lease. The Company has taken a financial write down of $775,000 in the carrying value of this property in the latest fiscal year in anticipation of such a sale or lease.

Our aquaculture business is conducted at our Ocean Springs, MS facility, which occupies 25 acres, with 10.7 acres developed, and includes three geothermal water wells. This site will be expanded to meet the requirements of the aquaculture business segment, as needed.

Should the company's freezing and storage capacity be affected by widespread municipal power shortages, the company would have a period of five to seven days to address such loss of power through alternative means before any losses would be experienced.

ITEM 3.  LEGAL PROCEEDINGS

In the ordinary course of its business, we are periodically made a party to routine proceedings or litigation, the expected results of which will have no material adverse affect upon our financial or operating condition. At the present time, neither the Company nor any of its directors or executive officers, nor any controlling shareholder, is a party to any pending legal or administrative proceeding having the potential for any material affect upon any matter herein discussed, nor are any of the Company's properties the subject of such a proceeding, and no such proceeding is known to be overtly threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to security holders for a vote during the course of the fourth quarter of the last fiscal year. Other matters being submitted to shareholders at the annual meeting are included in proxy material for that meeting and are incorporated by reference.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of March 31, 2000, the Company reported 13,124,046 outstanding shares of common stock, $.001 par value and 200,000 convertible preferred shares. Based on a closing market price of $0.97 per share, the outstanding common stock had a market capitalization of approximately $12,730,325 at that time, which includes restricted shares owned beneficially by officers and directors.

The company has outstanding 4,500,000 warrants to purchase additional common shares at prices between $1.00 to $1.56 and expiring on or before July 1, 2001 to April 1, 2009.

Presently, the Company's securities are traded over-the counter under the symbol "GSFT". Prior to December 22, 1998, the Company's securities traded under the symbol "IPCK". The shares have not been eligible for listing on any securities exchange or under the NASDAQ system. The Company's directors expect to undertake such actions as may be required to achieve such NASDAQ listing when the requirements to do so have been met.

The following table sets forth the high and low historical quotes for the periods indicated:

        Quarter ended                       High                       Low
        -------------                       ----                       ---
        March 31, 2000                      1.200                      0.600
        December 31, 1999                   1.375                      0.680
        September 30, 1999                  1.875                      0.937
        June 30, 1999                       2.500                      1.125

        March 31, 1999                      2.750                      1.000
        December 31, 1998                   1.156                      0.610
        September 30, 1998                  2.062                      1.125
        June 30, 1998                       2.625                      1.437

There were approximately 1,500 shareholders of record listed by the Company's transfer agent and reported beneficial owners of the Company's common stock as of June 1, 2000.

The Company has not paid cash dividends on its common stock and does not expect to pay cash dividends on its common stock in the future.

RECENT SALES OF UNREGISTERED SECURITIES

During the course of the last fiscal year, the company issued additional securities as described below:

On April 1, 1999 we issued 152,564 shares to G & G Trading Company and an aggregate of 1,500,000 common stock purchase warrants exercisable at the rate of $1.56 to Brent Gutierrez (500,000 warrants) Clayton Gutierrez (500,000 warrants) and Larry Gollott (500,000 warrants) in connection with the purchase of the assets, brand name and customer lists of Killer Bee, Inc., which were valued at $238,000. The number of shares issued and the exercise price of the warrants were both determined by the $1.56 per share price that existed at the time of the transaction. Mr. Brent Gutierrez is the company's CEO, President, CFO, Treasurer and a Director. Mr.

Clayton Gutierrez is the company's Senior Vice President, Secretary and a Director. We relied on the exemption from registration at Section 4(2) of the Securities Act of 1933 for non-public offerings.

On April 7, 1999 we issued 114,800 shares of the company's common stock to Henry Gutierrez in lieu of future payments of $143,500 which were due under a certain non-compete agreement between the company and Mr. Gutierrez. We relied on the exemption from registration at Section 4(2) of the Securities Act of 1933 for non-public offerings.

On June 23, 1999 we issued 32,000 shares of the company's common stock to Finch Enterprises, LLC in lieu of consulting services valued at $40,000. We relied on the exemption from registration at Section 4(2) of the Securities Act of 1933 for non-public offerings.

During April, 1999 we issued 200,000 shares of preferred stock valued at $10.00 per share and 2,000,000 warrants exercisable at the rate of $1.00 per share, expiring on July 15, 2001 for $2,000,000 in cash to William Schofield, a Director of the company. We relied on the exemption from registration at Section 4(2) of the Securities Act of 1933 for non-public offerings.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following selected financial data, as of, and for each of the last two years ended March 31, have been extracted from the audited financial statements of the Company, a copy of which is included herein. All such data should be read only in conjunction with, and is qualified in their entirety by reference to, the Company's financial statements and accompanying notes.

                             SELECTED FINANCIAL DATA
                  (Dollars in thousands, except per share data)
                     AS OF AND FOR THE YEARS ENDED MARCH 31,

                                     Percentage                     Percentage
                        1999        of Net Sales         2000      of Net Sales
INCOME STATEMENT

REVENUE:              $  13,841        100.00           $ 14,206      100.00

COST OF SALES:        $  11,702         84.55           $ 10,467       73.68

GROSS PROFIT:         $   2,139         15.45           $  3,738       26.32

OPER. EXPENSES        $   2,056         14.86           $  3,933       27.69

INCOME BEFORE
OTHER ITEMS           $      82          0.59           $   (196)      (1.37)

OTHER INC (EXP)       $     (44)        (0.32)          $   (841)      (5.92)

NET INCOME
BEFORE TAX            $      38          0.27           $ (1,036)      (7.29)

PROVISION FOR
INCOME TAX            $       9          0.07           $      -        0.01
                      ---------          ----           --------        ----

NET INCOME            $      29          0.21           $ (1,036)      (7.29)

NET INCOME (LOSS)
PER SHARE(1)          $    0.00                         $  (0.08)



                                      Audited       Audited
                                       1999           2000
BALANCE SHEET:

TOTAL ASSETS:                       $   4,232       $ 5,485

LONG-TERM OBLIGATIONS:(2)           $   1,653       $ 1,688

TOTAL STOCKHOLDERS' EQUITY          $   1,676       $ 3,605

(1) Net Income (Loss) from continuing operations per share includes the weighted average number of shares of the Company's common capital outstanding

(2) Long-term Obligations includes the current portion of long-term debt and capital leases.


Overview and Forward-Looking Statements

This report and other oral and written statements made by the Company to the public contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management's current expectations of beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described.

Our core seafood packaging business of the company provided nearly 100% of revenues in the 1999 fiscal year and 92% last year. While revenues from this core business have been relatively flat from year to year, more significant rates of growth in revenue and profit for our operations are expected to come from our Killer Bee subsidiary and our aquaculture division. Contributions from these latter areas should appear in the financial results of the 2000-01 fiscal year and thereafter.

Growth in Working Capital

Historically, the core business has not required that significant inventory be maintained, as products are either sold immediately from processing or are packaged for third-party accounts. However, beginning with the acquisition of Killer Bee, Inc. last year, we began packaging and distributing frozen bait products for the recreational fishing industry. The nature of this business segment requires that we acquire, process, and have available for distribution an adequate supply of product in inventory. As this segment of business expands, the company's relative levels of inventory will expand accordingly. The balance sheet as of March 31, 2000 reflects an increase in inventory from $-0- at March 31, 1999 to $641,708 due to the operations of Killer Bee.

Similarly, sales in the core business segment are generally settled at the time of wholesale delivery, so that accounts receivable have customarily been maintained at relatively low levels. The nature of the recreational bait business requires that normal account terms be extended to corporate accounts. $216,042 of the reported $374,471 increase in accounts receivable is related to the addition of Killer Bee.

The capital received last year by the Company from several financial transactions provided additional liquidity to support the growth of inventory and accounts receivable assets (See "Liquidity and Capital Resources" below). As of March 31, 2000 the company maintained cash reserves of $1.3 Million. Current Assets more than doubled from the previous year from $1,423,147 to $3,197,325.

Current Liabilities declined by 63% from the previous year, primarily through a reduction in trade accounts payable by $640,000 (-93%). As a result, the company established considerable liquidity, as measured by the current ratio of 7.56. Additionally, the company maintains a $1,000,000 line of credit with its bank that had no borrowings outstanding at year end.

Net Sales

Net Sales primarily reflects the results of processing and packaging operations. The amount of revenues recognized in any given year is a function of whether the products are either: a) purchased, processed, and packaged by the Company, or;
b) processed and packaged for third parties on a consignment basis. In the first instance, revenues would be higher, reflecting the cost of the product, and in the latter case revenues would only reflect a processing charge. Gross Margins are relatively unaffected by either scenario, but the reported Net Sales figures can be greatly affected.

Net Sales for the year ended March 31, 2000 increased from the previous year from $13,841,059 to $14,205,602, primarily from the introduction of $1,124,345 in sales from Killer Bee. The reported contribution from the core business segment was relatively flat as to total sales. However, core business sales continued to reflect the higher level of production activity in consignment sales, where the recorded level of sales is lower and gross profits as a percentage of sales are higher. The Company attributes the increased production activity to the continued expansion of its customer base for packaged seafood by its Custom Pack subsidiary.

Cost of Sales sets forth the processing and packaging costs, including plant labor, in-bound and out-bound freight, and the raw material (seafood) costs where the products are processed for the Company's own account. Where processing is done for third-party account, the raw material (seafood) costs are not carried on the Company's books. Approximately 20% to 30% of Net Sales is reflected in processing for third parties, where we charge a processing fee and do not maintain any inventory level of product for our own account. The decline in Cost of Sales from $11,702,369 to $10,467,143 (minus 10%) reflects the higher level of consignment processing in the March 31, 2000 year. The increase in Gross Profit Margins to 26.32% from 15.45% reflects this relative increase in processing sales as well as the additional contribution of Killer Bee products, which are produced with higher profit margins.

Selling, general and administrative expenses increased from $1,672,925 to $3,490,382, an increase of 109% in the latest fiscal year. The increase reflects our expanded corporate overhead expenses incurred in anticipation of future revenue growth from Killer Bee.

Operating Income

Operating Income from our core business of Custom Pack, Inc. has been used by us to offset operating losses from Comar Foods and the Aquaculture Division, and in this last fiscal year, Killer Bee, as well. For the fiscal year ending March 31, 1999, net income declined to $28,600 because the operating losses from CoMar and Aquaculture offset $495,400 profit from Custom Pack. For the fiscal year ending March 31, 2000, Custom Pack recorded an operating profit of $595,353 before intercompany and other expenses, however, the operating losses from the other areas exceeded this figure. The CoMar and Aquaculture operating losses were collectively $100,000, and the operating loss of Killer Bee was $568,087.

We have integrated the CoMar operations with those of Custom Pack by transferring packaging and processing operations of CoMar to the Custom Pack facility to improve the performance of that business. We view the initial losses in the Aquaculture Division as an investment in the future for the Company, and operating cash flow for Aquaculture last year was actually slightly positive. The revenues of Killer Bee are seasonal in nature, but are expanding at a rate, which we believe will provide sufficient profits to cover operating expenses in the 2001 fiscal year.

Other Income (Expenses)

Impairment Loss

During the last fiscal year, the Company reached a decision to discontinue the operations at the CoMar Foods facility. This decision was influenced by the cessation of certain product lines and the transfer of other processing operations to Custom Pack. The CoMar facility was listed for sale, and the Company has recorded a one time Impairment Loss of $775,000.

We reported Other Income of $66,822 in the fiscal year ended March 31, 1999 and a loss of $840,512 in the latest year, reflecting Interest Expense of $162,704 in addition to the Impairment Loss. Other Income predominantly reflects lease payments received from rental of Company-owned property to the Casino industry in Biloxi, Mississippi, and Interest Income.

Gain on Sale of Assets

During the fiscal year ending March 31, 1999 the company sold two pieces of equipment in separate transactions to unrelated parties for cash totaling $31,000. These assets had a net book value of $5,674, which resulted in a Gain on Sale of Assets of $25,326. In the fiscal year ending March 31, 2000, we disposed of assets that resulted in an net gain of only $8,324.

Seasonality

Because of the availability of seafood throughout the world markets, there is only a modest seasonal factor for the company's core business. Typically, the Company's operating activities increase slightly during the Spring and Fall domestic shrimp harvesting seasons, depending on the abundance of the crop that is found in the wild. The revenues of Killer Bee demonstrate seasonality that reflects the higher recreational fishing activities in the warmer months of the year.

Inflation

The Company's business is not significantly affected by inflation. We anticipate that any increased costs can be passed on to our customers.

New Products and Services

On April 1, 1999 we acquired the assets, brand name and customer lists of Killer Bee, Inc. and became a supplier of bait products to the recreational fishing industry. Killer Bee packages and distributes over 30 brand name bait products for recreational fishermen. These products are currently sold along the United States Gulf Coast and the Atlantic coast from Florida to Virginia through selected K Mart and Wal Mart stores and independent outlets. These bait products compliment our existing seafood operations and contributed $1,124,345 in sales last year.

On June 25, 1999 we purchased the assets and brand name of Drag N Bait, Inc. The purchase price was determined by asset values agreed to by the Company and the seller, and there was no affiliation between the parties. Drag N Bait is a recognized supplier of ballyhoo to the recreational fishing market, particularly in Florida. Ballyhoo is considered a premium bait product, and this addition has expanded the availability of products for Killer Bee. The operations of Drag N Bait after June 25, 1999 have been consolidated with those of Killer Bee in the company's financial statements.

Liquidity and Capital Resources

The operations of the Company and its subsidiaries have historically been funded from cash flow from operations of Custom Pack. This continues to be the case, however, financing activities have more recently provided significant capital resources, as well. In combination, net cash increased by $559,402 last year and $705,087 in the previous fiscal year.

Operating Activities

The Company's Consolidated Statement of Cash Flows reported $1,210,615 in funds used by Operating Activities in the latest fiscal year compared to $685,572 generated from Operating Activities in the March 31, 1999 fiscal year. This change was primarily due to an increase in both accounts receivable ($571,151) and inventory ($217,569) related to the start up of Killer Bee and a reduction in accounts payable ($712,170) from cash reserves. Depreciation provided $411,769 and the $775,000 Impairment loss was a non-cash charge to earnings.

Investing Activities

Net Investing Activities consumed an additional $652,602 in funds compared to $444,333 used in the previous year. We purchased additional property and equipment of $823,023 and $475,333 in the last fiscal years ending March 31, 2000 and 1999, respectively. The bulk of the increase in the March 31, 2000 fiscal year resulted from activities of Killer Bee, including the $337,000 acquisition of Drag N Bait plus purchases of freezers and packaging equipment. Our aquaculture division invested approximately $125,000 in fixed asset improvements, which are included in that increase as well. Sales of property and equipment generated $170,421 and $31,000, respectively.

Financing Activities

Financing activities have become a much more significant source of net cash for the Company and the expansion of the business activities of its subsidiaries. $2,422,619 was provided from this source in the last fiscal year, primarily from $2,577,599 in proceeds from sale of preferred and common stock and additional capital contributed. These funds were utilized to support the use of funds in Operating Activities described above.

On April 1, 1999 the Company issued 152,564 common shares for the acquisition of Killer Bee, Inc. assets valued at $238,000. On April 7, 1999 the Company issued 114,800 common shares to buy out the balance of $143,500 in payments due under the outstanding non-compete agreement, and issued 32,000 common shares for services rendered, which had a value of $40,000.

In March of the 1999 fiscal year, we issued 1,050,000 shares to four investors to be held in escrow until proceeds of $650,000 was received by the company. We received $477,600 in the 2000 fiscal year and an aggregate of 771,508 shares were delivered to the investors. We intend on canceling the balance of the subscriptions and returning 278,492 shares to our treasury.

During April, 1999 we issued 200,000 shares of preferred stock valued at $10.00 per share and 2,000,000 warrants exercisable at the rate of $1.00 per share, expiring on July 15, 2001 for $2,000,000 in cash to William Schofield, a Director of the company. We relied on the exemption from registration at Section 4(2) of the Securities Act of 1933 for non-public offerings and Rule 506 under Regulation D. These funds are designated by the Company to support working capital requirements for the expansion of the Killer Bee bait products.

ITEM 7.  FINANCIAL STATEMENTS

Financial Statements are incorporated by reference and attached as an exhibit.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes and disagreements with accountants on accounting and financial disclosure.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                                                                   Years of
                                                                  Service with
Name                   Age      Position                            Company
----                   ---      --------                            -------
Brent Gutierrez        38       Director, Chief Executive              12
                                Officer, President, Chief
                                Financial Officer and
                                Treasurer

Clayton F. Gutierrez   35       Director, Senior Vice                  12
                                President and Secretary

Frank C. Gutierrez     65       Director                               12

Anita K. Gutierrez     59       Director                               12

William Schofield      64       Director                                1

Mr. Brent Gutierrez is a founder of the Company and has served as its Chairman of the Board of Directors, Chief Executive Officer and President since its activation in February 1988 as Custom Pack, Inc. Prior to his involvement with the Company he was attending Mississippi State University.

Mr. Clayton F. Gutierrez is also a founder of the Company and has served as a member of the Board of Directors and Senior Vice President since 1988. Prior to his involvement with the Company he was attending the University of Southern Mississippi.

Mr. Frank Gutierrez is a founding Director of the Company. Prior to his involvement he was an owner and manager of Biloxi Freezing Company.

Mrs. Anita Gutierrez is a founding Director of the Company. Prior to her involvement she served as Controller of Biloxi Freezing Company.

Mr. Schofield was elected to the Board of Directors of the Company in April 1999. He is Chairman and Chief Executive Officer of Finicky Pet Foods, Inc. and
W. F Schofield, Inc., engaged in pet food raw materials brokerage.

The Company's Bylaws indicate that the Company will hold an annual shareholder meeting within the third or fourth calendar month following the conclusion of its preceding fiscal year of operations, the specific date to be determined by the incumbent directors, at which Company directors shall be elected. Accordingly, the normal term of office of each director is fixed at one year, commencing on the date of his election at such shareholder meeting and continuing until his reelection or replacement at the succeeding such meeting. The Company conducted its 1999 annual shareholder meeting during the month of June 1999. We anticipate conducting our 2000 annual meeting in August 2000.

Each of the Company's principal officers is elected by and serves at the pleasure of the Board of Directors.

ITEM 10. EXECUTIVE COMPENSATION

No Director is specially compensated for the performance of duties in that capacity or for his/her attendance at Director meetings. Neither the Company's bylaws nor Nevada law requires the Board of Directors to conduct regular meetings during an operating period. As the Company's Directors, in their separate capacities as the Company's operating officers, meet daily to review Company activities, no regular or special meetings of the Company's Board of Directors were called or conducted during 1999, nor within the portion of the current fiscal year preceding the filing of this Registration Statement. No Board of Directors Committees operated during 1999 or prior thereto.

The following table sets forth certain information regarding the compensation paid to each of the Company's officers during the calendar years indicated:

                                            SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------
                                                                                     Long Term Compensation
                            Annual Compensation                  Awards                   Payouts
              --------------------------------------------------------------------------------------------------
  Name and                                         Other       Restricted                           All Other
  Principal                                        Compen-     Stock       Options/                 Compen-
  Position       Year       Salary       Bonus     sation      Awards      SAR's          Payouts   sation
----------------------------------------------------------------------------------------------------------------
Brent            1999        $134,000           $0          $0          $0            0          $0          $0
Gutierrez        1998        $104,000           $0          $0          $0            0          $0          $0
                 1997         $95,000           $0          $0          $0            0          $0          $0

Clayton          1999        $134,000           $0          $0          $0            0          $0          $0
Gutierrez        1998        $104,000           $0          $0          $0            0          $0          $0
                 1997         $95,000           $0          $0          $0            0          $0          $0
----------------------------------------------------------------------------------------------------------------

The referenced periodic compensation was set by the Company's directors. The Company has no form of employment agreement with either senior officer, nor any contractual arrangement under which, upon the individual's resignation or other termination of service, or upon the occurrence of any change in the control of the Company, the individual would receive any special compensation.

There were no individual grants of stock options or stock appreciation rights
(SARs) to any executive officers or directors during the last fiscal year and no stock options or SARs were exercised by any executive officers or directors during the last fiscal year. The following table illustrated the aggregate amount of outstanding stock options for the company's directors as of the fiscal year end. All such outstanding options are in the form of warrants which were purchased for value as described in the footnotes to the company's financial statements.

Aggregate Option/SAR Exercises in the Last Fiscal Year and FY-End Option/SAR Values
---------------------------------------------------------------------------------------------------------
                  Shares                  Number (#) of Securities
                 Acquired                  Underlying Unexercised
                    on                        Options/SARs at         Value of Unexercised In-the Money
                 Exercise     Value                FY-End                Options/SARs at FY-End ($)
      Name          (#)    Realized ($)  Exercisable/Unexercisable        Exercisable/Unexercisable
---------------------------------------------------------------------------------------------------------
Brent Gutierrez      0          0            500,000                       0
---------------------------------------------------------------------------------------------------------
Clay Gutierrez       0          0            500,000                       0
---------------------------------------------------------------------------------------------------------
William Schofield    0          0            2,000,000                     0
---------------------------------------------------------------------------------------------------------

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This table describes the ownership of our outstanding common stock as of March 31, 2000 by (i) each of our officers and directors; (ii) each person who is known by us to own more than 5% of the Company's outstanding common stock; and
(iii) all of our officers as a group:

         Name and Address           Amount and Nature of        Percentage of
         Of Beneficial Owner         Beneficially Owned             Class

         Brent Gutierrez            3,217,522 (1)                   24.05%
         555 Bayview Avenue
         Biloxi, MS  39530

         Clayton Gutierrez          3,217,521 (2)                   24.05%
         555 Bayview Avenue
         Biloxi, MS  39530

         Frank and Anita Gutierrez  2,666,666                       20.71%
         JTWROS
         555 Bayview Avenue
         Biloxi, MS  39530

         William Schofield          5,555,556  (3)                  30.14%
         15340 Fiddlesticks Blvd.
         Ft. Meyers, FL  33912

         Equity Advisors, Inc.      1,000,000  (4)                  7.77%
         14502 N. Dale Mabry Hwy
         Tampa, FL  33618

         All officers and directors
         As a group (5 persons)     14,657,265 (1) (2) (3)         75.43%

(1) Includes 500,000 shares which may be obtained by Brent Gutierrez upon the exercise of warrants owned by Mr. Gutierrez in the like amount.
(2) Includes 500,000 shares which may be obtained by Clayton Gutierrez upon the exercise of warrants owned by Mr. Gutierrez in the like amount.
(3) Consists of 3,555,556 shares which could have been obtained by Mr. Schofield upon the conversion of preferred shares as of December 31, 1999 and 2,000,000 shares which may be obtained by Mr. Schofield upon the exercise of warrants owned by Mr. Schofield in the like amount.
(4) Includes 1,000,000 shares which may be obtained by Equity Advisors, Inc. upon the exercise of warrants owned by it in the like amount.

As ownership of shares of the Company's common stock by each of the Company's directors and executive officers is included within the foregoing table, and as the Company currently employs no additional executive officers, no separate table has been provided to identify Company stock ownership by management personnel.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as set forth below, there have neither occurred within the preceding two year period, nor are there pending or proposed, any direct or indirect material transactions between us and any of our directors, executive officers or controlling shareholders outside the ordinary course of our business.

On April 1, 1999 we issued 152,564 shares of our outstanding common stock to purchase the assets, brand name, and customer lists of Killer Bee, Inc., a company jointly controlled by Brent Gutierrez and Clayton Gutierrez. The acquisition was valued at $238,000, which represented the value of acquired inventory, as the brand name and customer lists were given no value. On the same date, the Company granted warrants to purchase 1,000,000 shares of common stock (500,000 each) to Brent Gutierrez and Clayton Gutierrez in connection with such purchase. The number of shares given as consideration as well as the exercise price of the options granted to the former owners of Killer Bee, Inc. was determined by the market share price of $1.56 which existed at the time of the transaction.

During April, 1999 William F. Schofield was elected as a director of the Company, and he purchased 200,000 shares of preferred stock, which was issued by the Company for $2,000,000 cash consideration. The 200,000 convertible preferred shares were issued at the same stated value of $10 per share and under the same terms as were applicable to preferred shares previously authorized and issued by the Company.

The company purchases some of its product from a related company, G & G Trading Company, and derives a portion of its revenues from sales to that related company. All transactions are at the same prices as with unaffiliated companies. Invoices to this related company for the fiscal year ending March 31, 2000 totaled $282,269 or 2% of Net Revenues for the period.

ITEM 13. EXHIBITS AND REPORTS

INDEMNIFICATION OF DIRECTORS AND OFFICERS
The Nevada General Corporation Act (the "Nevada Act") provides that each existing or former director and officer of a corporation may be indemnified in certain instances against certain liabilities which he or she may incur, inclusive of fees, costs and other expenses incurred in connection with such defense, by virtue of his or her relationship with the corporation, or with another entity to the extent that such latter relationship shall have been undertaken at the request of the corporation; and may have advanced such expenses incurred in defending against such liabilities upon undertaking to repay the same in the event an ultimate determination is made denying entitlement to indemnification. The Company's bylaws incorporate the statutory form of indemnification by specific reference. The Company has never acquired or applied for any policy of directors' and officers' liability insurance as a means of offsetting its obligation for indemnity.

Reports to Shareholders

We intend to voluntarily send annual reports to our shareholders, which will include audited financial statements. We are a reporting company, and file reports with the Securities and Exchange Commission (SEC), including this Form 10-KSB as well as quarterly reports under Form 10-QSB.

The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The company files its reports electronically, and the SEC maintains an Internet site that contains reports, proxy and information statements and other information filed by the company with the SEC electronically. The address of that site is http://www.sec.gov.

The company also maintains an Internet site, which contains information about the company, news releases, and summary financial data. The address of that site is http://www.globalsea.com.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company, which are furnished herein as of March 31, 2000 and 1999, have been audited by HJ & Associates, LLC (formerly known as Jones, Jensen & Company), independent auditors, as described in its reports with respect thereto.

The following list sets forth a brief description of each of the Company's financial statements and exhibits being filed as a part of this Form 10 KSB, as well as the page number on which each statement or exhibit commences:

Audited Fiscal Year End March 31, 2000 and 1999

         1.       Index to Financial Statements                            F-2

         2.       Independent Auditor's Report                             F-3

         3.       Balance Sheets, March 31, 2000 and 1999                F-4-5

         4.       Consolidated Statements of Operations for each of
                  the years ended March 31, 2000 and 1999                  F-6

         5.       Consolidated Statements of Shareholder's Equity
                  since March 31, 1996                                     F-7

         6.       Consolidated Statements of Cash Flows for each of
                  the years ended March 31, 2000, 1999, and 1998         F-8-9

         7.       Notes to Financial Statements                        F-10-21


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

July 11, 2000                             GLOBAL SEAFOOD TECHNOLOGIES, INC.




                                          By: /s/ Brent Gutierrez
                                             -----------------------------------
                                             Brent Gutierrez, President and
                                             Chief Executive Officer

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2000 and 1999

                                 C O N T E N T S

Independent Auditors' Report............................................... F-3

Consolidated Balance Sheets ............................................... F-4

Consolidated Statements of Operations ..................................... F-6

Consolidated Statements of Stockholders' Equity ........................... F-7

Consolidated Statements of Cash Flows...................................... F-9

Notes to the Consolidated Financial Statements.............................F-11

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Global Seafood Technologies, Inc.
Biloxi, Mississippi

We have audited the accompanying consolidated balance sheets of Global Seafood Technologies, Inc. as of March 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended March 31, 2000, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Seafood Technologies, Inc. as of March 31, 2000 and 1999 and the results of their operations and their cash flows for the years ended March 31, 2000, 1999 and 1998, in conformity with generally accepted accounting principles.

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
June 15, 2000


                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                           Consolidated Balance Sheets

                                     ASSETS

                                                                                        March 31,
                                                                         ---------------------------------------
                                                                               2000                  1999
                                                                         -----------------     -----------------

CURRENT ASSETS
   Cash and cash equivalents (Note 1)                                    $       1,303,120     $         743,718
   Accounts receivable - net (Note 1)                                              851,718               477,247
   Accounts receivable, related parties - net (Note 1)                             350,451               153,771
   Prepaid income taxes (Note 8)                                                    46,111                46,111
   Prepaid expenses                                                                  1,827                -
   Inventories (Note 1)                                                            641,708                -
   Deferred tax asset, current (Note 8)                                              2,300                 2,300
                                                                         -----------------     -----------------

     Total  Current Assets                                                       3,197,235             1,423,147
                                                                         -----------------     -----------------

PROPERTY AND EQUIPMENT - NET (Notes 1 and 2)                                     2,263,051             2,785,230
                                                                         -----------------     -----------------

OTHER ASSETS

   Deferred tax asset (Note 8)                                                      12,300                12,300
   Deposits                                                                         12,228                11,144
                                                                         -----------------     -----------------

     Total Other Assets                                                             24,528                23,444
                                                                         -----------------     -----------------

     TOTAL ASSETS                                                        $       5,484,814     $       4,231,821
                                                                         =================     =================

             The accompanying notes are an integral part of these consolidated financial statements

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                     Consolidated Balance Sheets (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                        March 31,
                                                                         ---------------------------------------
                                                                               2000                  1999
                                                                         -----------------     -----------------
CURRENT LIABILITIES
  Accounts payable - trade                                               $          49,288     $         689,875
  Accounts payable - related party (Note 1)                                         -                     71,583
  Accrued expenses                                                                  29,049                27,185
  Income taxes payable (Note 8)                                                     -                        918
  Notes payable, current portion (Note 3)                                          199,647               140,051
  Notes payable to related parties (Note 4)                                        113,500               113,500
  Obligations under capital leases, current portion (Note 6)                        31,270                93,581
                                                                         -----------------     -----------------

     Total Current Liabilities                                                     422,754             1,136,693
                                                                         -----------------     -----------------

LONG-TERM LIABILITIES
  Notes payable (Note 3)                                                         1,402,584             1,337,806
  Obligations under capital leases (Note 6)                                         54,261                81,501
                                                                         -----------------     -----------------

     Total Long-Term Liabilities                                                 1,456,845             1,419,307
                                                                         -----------------     -----------------

     Total Liabilities                                                           1,879,599             2,556,000
                                                                         -----------------     -----------------

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY
  Preferred stock: 25,000,000 shares authorized
   of $0.001 par value, 200,000 and 30,000 shares
   issued and outstanding, respectively                                                200                    30
  Common stock: 50,000,000 shares authorized
   of $0.001 par value, 13,124,046 and 11,678,082
   shares issued and outstanding, respectively                                      13,124                11,678
  Additional paid-in capital                                                     4,411,285             1,367,316
  Prepaid consulting (Note 1)                                                       -                    (78,000)
  Prepaid non-compete agreement (Note 1)                                          (111,612)               -
  Subscription receivable                                                          (46,486)               -
  Retained earnings (deficit)                                                     (661,296)              374,797
                                                                         -----------------     -----------------

     Total Stockholders' Equity                                                  3,605,215             1,675,821
                                                                         -----------------     -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $       5,484,814     $       4,231,821
                                                                         =================     =================

              The accompanying notes are an integral part of these consolidated financial statements

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                      Consolidated Statements of Operations

                                                                    For the Years Ended March 31,
                                                    ------------------------------------------------------------
                                                          2000                 1999                  1998
                                                    -----------------    -----------------     -----------------
NET SALES                                           $      14,205,602    $      13,841,059     $      14,054,926

EXPENSES
  Cost of sales                                            10,467,143           11,702,369            12,298,412
  Non-complete covenant                                        31,888               32,800                32,800
  Depreciation expense                                        411,769              350,639               258,465
  Bad debt expense                                             -                    -                      3,288
  Selling, general and administrative                       3,490,382            1,672,925             1,275,453
                                                    -----------------    -----------------     -----------------

     Total Expenses                                        14,401,182           13,758,733            13,868,418
                                                    -----------------    -----------------     -----------------

INCOME (LOSS) BEFORE OTHER
 INCOME (EXPENSES)                                           (195,580)              82,326               186,508
                                                    -----------------    -----------------     -----------------

OTHER INCOME (EXPENSES)
  Other income                                                 61,209               66,822               142,833
  Interest income                                              27,658                5,482                 1,800
  Gain on disposition of assets                                 8,324               25,326                -
  Asset impairment loss (Note 2)                             (775,000)              -                     -
  Interest expense                                           (162,704)            (141,740)             (114,421)
                                                    -----------------    -----------------     -----------------

     Total Other Income (Expenses)                           (840,513)             (44,110)               30,212
                                                    -----------------    -----------------     -----------------

NET INCOME (LOSS) BEFORE
 INCOME TAXES                                              (1,036,093)              38,216               216,720

PROVISION FOR INCOME
 TAXES (Note 8)                                                -                     9,616                87,327
                                                    -----------------    -----------------     -----------------

NET INCOME (LOSS)                                   $      (1,036,093)   $          28,600     $         129,393
                                                    =================    =================     =================

BASIC EARNINGS (LOSS) PER SHARE                     $           (0.08)   $            0.00     $            0.01
                                                    =================    =================     =================

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                        12,633,545           11,628,082            11,414,278
                                                    =================    =================     =================

FULLY DILUTED EARNINGS (LOSS)
 PER SHARE                                          $           (0.08)   $            0.00     $            0.01
                                                    =================    =================     =================

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                        12,633,545           11,824,148            11,458,113
                                                    =================    =================     =================

              The accompanying notes are an integral part of these consolidated financial statements

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                 Consolidated Statements of Stockholders' Equity


                               Preferred Stock                    Common Stock         Additional                      Retained
                       -------------------------------    ---------------------------    Paid-in     Subscription      Earnings
                          Shares            Amount           Shares          Amount      Capital      Receivable      (Deficit)
                       ---------------  --------------    -------------  ------------  -----------  -------------     ----------
Balance,
 March 31, 1997                -          $      -          10,905,590    $   10,906   $ (393,589)    $      -       $   216,804

Common stock
 issued in lieu
 of debt                       -                 -             300,000           300      449,700            -             -

Common stock
 issued to purchase
 CoMar Foods, Inc.            -                  -             422,492           422      933,285            -             -

Preferred stock
 issued for cash             20,000                 20           -             -          199,980            -             -

Net income for the
 year ended
 March 31, 1998               -                  -               -             -            -                -           129,393
                            ------        ------------      ----------    ----------   ----------     ------------   -----------
Balance,
 March 31, 1998             20,000                  20      11,628,082        11,628    1,189,376            -           346,197

Preferred stock
 issued for cash            10,000                  10           -             -           99,990            -             -

Common stock
 issued for prepaid
 consulting services         -                  -               50,000            50       77,950            -             -

Net income for the
 year ended
 March 31, 1999              -                  -                -             -            -                -            28,600
                            ------        ------------      ----------    ----------   ----------     ------------   -----------
Balance,
 March 31, 1999             30,000        $         30      11,678,082    $   11,678   $1,367,316     $      -       $   374,797
                            ------        ------------      ----------    ----------   ----------     ------------   -----------

              The accompanying notes are an integral part of these consolidated financial statements

                                               GLOBAL SEAFOOD TECHNOLOGIES, INC.
                                  Consolidated Statements of Stockholders' Equity (Continued)

                               Preferred Stock                    Common Stock         Additional                      Retained
                       -------------------------------    ---------------------------    Paid-in     Subscription      Earnings
                          Shares            Amount           Shares          Amount      Capital      Receivable      (Deficit)
                       ---------------  --------------    -------------  ------------  -----------  -------------     ----------
Balance,
 March 31, 1999             30,000        $         30      11,678,082    $   11,678   $1,367,316     $      -       $   374,797

Common stock
 issued for cash             -                   -             846,600           847      523,238          (46,486)        -

Common stock
 issued as prepaid
 non-compete agreement       -                   -             114,800           115      143,385            -             -

Common stock
 issued for services         -                   -              32,000            32       39,968            -             -

Conversion of
 preferred shares
 to common                 (30,000)                (30)        300,000           300         (270)           -             -

Common stock
 issued to purchase
 Killer Bee, Inc.
 (Note 1)                    -                   -             152,564           152      237,848            -            -

Preferred stock
 issued for cash           200,000                 200           -                 -    1,999,800            -            -

Additional capital
 contributed (Note 11)       -                   -               -                 -      100,000            -            -

Net loss for the
 year ended
 March 31, 2000              -                   -               -                 -        -                -        (1,036,093)
                           -------        ------------      ----------    ----------   ----------     ------------   -----------
Balance,
 March 31, 2000            200,000        $        200      13,124,046    $   13,124   $4,411,285     $    (46,486)  $  (661,296)
                           =======        ============      ==========    ==========   ==========     ============   ===========

              The accompanying notes are an integral part of these consolidated financial statements

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                      Consolidated Statements of Cash Flows

                                                                            For the Years Ended March 31,
                                                             -----------------------------------------------------------
                                                                   2000                 1999                 1998
                                                             -----------------    -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                          $      (1,036,093)   $          28,600    $         129,393
  Adjustments to reconcile net income (loss) to
   net cash provided (used) by operating activities:
   Depreciation                                                        411,769              350,639              258,465
   (Gain) loss on sale of assets                                        (8,324)             (25,326)              -
   Bad debts                                                            -                    -                     3,288
   Asset impairment loss                                               775,000               -                    -
   Common stock issued for services                                     40,000               -                    -
  Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable
    and accounts receivable - related                                 (571,151)            (196,824)            (141,581)
   (Increase) decrease in taxes receivable                              -                    (7,539)             (38,572)
   (Increase) decrease in deferred tax asset                            -                   (14,600)              16,075
   (Increase) decrease in inventories                                 (217,569)             153,655              (46,724)
   (Increase) decrease in prepaid expenses                             108,061                6,045               15,690
   (Increase) decrease in deposits                                      (1,084)              (8,055)              (3,089)
   Increase (decrease) in accounts payable
    and accounts payable - related                                    (712,170)             423,841              157,099
   Increase (decrease) in taxes payable                                   (918)             (16,226)             (73,583)
   Increase (decrease) in accrued expenses                               1,864               (8,638)              16,505
                                                             -----------------    -----------------    -----------------

       Net Cash Provided (Used) by Operating Activities             (1,210,615)             685,572              292,966
                                                             -----------------    -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Sale of property and equipment                                      170,421               31,000               -
   Purchase of property and equipment                                 (823,023)            (475,333)            (391,535)
                                                             -----------------    -----------------     ----------------

       Net Cash Used in Investing Activities                          (652,602)            (444,333)            (391,535)
                                                             -----------------    -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Additional capital contributed                                       100,000                -                    -
  Proceeds from sale of preferred and common stock                   2,477,599              100,000              200,000
  Payments on notes payable and leases payable                        (234,980)            (956,152)            (280,539)
  Proceeds of notes payable and leases payable                          80,000            1,320,000               -
                                                             -----------------    -----------------    -----------------

       Net Cash Provided (Used by)
        Financing Activities                                         2,422,619              463,848              (80,539)
                                                             -----------------    -----------------    -----------------

NET INCREASE (DECREASE) IN CASH                                        559,402              705,087             (179,108)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                                    743,718               38,631              217,739
                                                             -----------------    -----------------    -----------------

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                                $       1,303,120    $         743,718    $          38,631
                                                             =================    =================    =================

              The accompanying notes are an integral part of these consolidated financial statements

                                         GLOBAL SEAFOOD TECHNOLOGIES, INC.
                                     Consolidated Statements of Cash Flows (Continued)


                                                                                For the Years Ended March 31,
                                                             -----------------------------------------------------------
                                                                   2000                  1999                1998
                                                             -----------------    -----------------    -----------------
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for:
  Interest                                                   $         162,704    $         141,740    $         112,421
  Income taxes                                               $             918    $          27,126    $         183,407

NON CASH FINANCING ACTIVITIES

  Property and equipment purchased under
   capital leases                                            $           3,665    $         118,860    $          21,905

  Property and equipment acquired by assuming
   notes payable                                             $          -         $          -         $         200,000

  Common stock issued for the purchase of
   subsidiary                                                $         238,000    $          -         $         933,707

  Common stock issued for services                           $          40,000    $          -         $          -

  Common stock issued as prepaid
   non-compete agreement                                     $         143,500    $          -         $          -


              The accompanying notes are an integral part of these consolidated financial statements

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                 Notes to the Consolidated Financial Statements
                             March 31, 2000 and 1999

NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              a.  Organization

              The consolidated financial statements include those of Global Seafood Technologies, Inc. (GST) and its wholly-owned subsidiaries, Custom Pack, Inc., CoMar Foods, Inc. and Killer Bee, Inc. Custom Pack, Inc. has a separate division that is accounted for as the "Aguaculture Division" in the consolidated financial statements, although it is not a separate subsidiary. Collectively, they are referred to herein as "the Company".

              GST was incorporated under the laws of the State of Nevada on May 29, 1986 under the name of Rue de Rivoli Perfumeries of America, Ltd. It later changed its name to Enviro Solutions International, Inc. on November 21, 1994 in contemplation of a merger with Enviro Solutions International, Inc. of Utah. The merger was never completed. However, the name was still changed.

              On October 31, 1995, the Company completed an Agreement and Plan of Reorganization whereby GST issued 8,000,000 shares of its common stock in exchange for all of the outstanding common stock of Custom Pack, Inc. (Custom). Pursuant to the reorganization, the name was changed to International Custom Pack, Inc. The Company later changed its name to Global Seafood Technologies, Inc. during 1998.

              The reorganization was accounted for as a recapitalization of Custom because the shareholders of Custom control the Company after the acquisition. Therefore, Custom is treated as the acquiring entity. Accordingly, there was no adjustment to the carrying value of the assets or liabilities of GST. GST is the acquiring entity for legal purposes and Custom is the surviving entity for accounting purposes.

              On October 1, 1997, the Company completed an Agreement and Plan of Reorganization whereby GST issued 422,492 shares of its common stock valued at $933,707, paid $300,000 in cash and assumed liabilities of $266,293 for a total of $1,500,000 in exchange for all of the outstanding common stock of CoMar Foods, Inc. (CoMar). The acquisition has been accounted for as a purchase. The 422,492 shares issued were valued at $933,707 or $2.21 per share. The $2.21 per share amount was determined based upon the market price of the 422,492 shares issued over a reasonable period of time before and after the Agreement and Plan of Reorganization was reached, which approximated the fair market value of the assets and liabilities acquired through the purchase.

              On April 1, 1999, the Company issued 152,564 shares of its common stock to purchase the assets of a related company, Killer Bee, Inc. (Killer Bee) for $238,000. The acquisition was accounted for by the purchase method. The 152,564 shares issued were valued at $238,000 or $1.56 per share, the market value of the shares on the date of the acquisition.

              On June 25, 1999, the Company purchased the assets and brand name of Drag N Bait, Inc., a recognized supplier of recreational fishing bait in the Southeastern United States, and particularly in Florida. The acquisition was $339,000 cash, which represented the value of the assets acquired, and was accounted for by the purchase method. The operations of Drag N Bait after June 25, 1999 have been consolidated with those of Killer Bee, Inc. for the year ended March 31, 2000.

              GST was incorporated for the purpose of creating a vehicle to obtain capital to seek out, investigate and acquire interests in products and businesses which may have a potential for profit.

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                 Notes to the Consolidated Financial Statements
                             March 31, 2000 and 1999

 NOTE 1 -     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              a.  Organization (Continued)

              Custom, a wholly-owned subsidiary, was incorporated under the laws of the State of Mississippi on February 15, 1988. It was incorporated for the purpose of being a full service processor, packager, and storage provider of shrimp and other seafood.

              CoMar, a wholly-owned subsidiary, was incorporated under the laws of the State of Alabama on February 26, 1993. CoMar is a full service processor and packager of shrimp and other seafood products.

              Killer Bee, a wholly-owned subsidiary, was incorporated under the laws of the State of Mississippi on September 18, 1998. It was incorporated for the purpose of being a full service processor, packager and distributor of bait and other recreational fishing products.

              b.  Accounting Method

              The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a March 31 year end.

              c.  Cash and Cash Equivalents

              Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition. The Company's cash accounts at its banks are insured by the FDIC up to $100,000. The amount in excess of the insured limits at March 31, 2000 was $929,026.

              d.  Basic and Fully Diluted Earnings Per Share

              The computations of basic earnings per share of common stock are based on the weighted average number of shares outstanding during the period of the consolidated financial statements. Common stock equivalents, consisting of the preferred shares and warrants, have been included in the fully diluted earnings per share.

              e. Principles of Consolidation

              The consolidated financial statements include those of Global Seafood Technologies, Inc. and its wholly-owned subsidiaries, Custom Pack, Inc., CoMar Foods, Inc. and Killer Bee, Inc. All significant intercompany accounts and transactions have been eliminated.

              f.  Inventories

              Inventory supplies are stated at the lower of cost (computed on a first-in, first-out basis) or market. The inventory consists of seafood, bait products, seafood storage bags, packing boxes and other miscellaneous packaging materials.

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                 Notes to the Consolidated Financial Statements
                             March 31, 2000 and 1999

NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              g.  Property and Equipment

              Property and equipment are stated at cost. Expenditures for small tools, ordinary maintenance and repairs are charged to operations as incurred. Major additions and improvements are capitalized. Depreciation is computed using the straight-line and accelerated methods over estimated useful lives as follows:

                       Machinery and equipment         5 to 7 years
                       Furniture and fixtures          5 to 7 years
                       Buildings                       3 to 7 years
                       Vehicles                        5 years
                       Water well                      7 years

              h.  Accounts Receivable

              Accounts receivable are recorded net of the allowance for doubtful accounts of $5,886 and $5,886 as of March 31, 2000 and 1999, respectively.

              i. Related Party Transactions

              The Company purchases some of its product and supplies from a related company. The amounts owed to this company at March 31, 2000 and 1999 was $-0- and $71,583, respectively.

              The Company also sells some of its product to the same related company. The amounts owed from this company at March 31, 2000 and 1999 was $158,477 and $153,771, respectively.

              In addition, the Company has advanced funds to a related company for operating expenses. Total amount owed from this Company at March 31, 2000 and 1999 was $191,974 and $-0-, respectively.

              j.  Revenue Recognition

              Revenue is recognized upon shipment of goods to the customer.

              k. Estimates

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              l. Reclassifications

              Certain prior period amounts have been reclassified to conform to the March 31, 2000 financial statement presentation.

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                 Notes to the Consolidated Financial Statements
                             March 31, 2000 and 1999

NOTE 1 -       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               (Continued)

               m. Advertising

              The  Company   follows  the  policy  of  charging   the  costs  of
              advertising to expense as incurred.

              n. Change in Accounting Principle

              In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes the adoption of this statement had no material impact on the Company's consolidated financial statements.

              o.  Prepaid Consulting

              During the year ended March 31, 1999, the Company issued 50,000 shares of its outstanding common stock valued at $1.56 per share under a consulting/investment relations agreement for a 12-month period beginning April 1, 1999. The 50,000 shares issued have been valued at the fair market value of the services to be performed or $78,000 which approximates the fair value of the shares on the date of issuance. The $78,000 has been recorded by the Company as prepaid consulting as on March 31, 1999, and was fully amortized during the year ended March 31, 2000.

              p.  Prepaid Non-Compete Agreement

              The Company entered into a covenant-not-to-compete during the year ended March 31, 1991. The original agreement required $492,000 to be paid over 10 years at $49,200 each year. The agreement was amended in 1994 due to an examination by the Internal Revenue Service that reduced the required annual payment to $32,800.

              During the year ended March 31, 2000, the Company issued 114,800 shares of its outstanding common stock in lieu of the future payments required under the non-compete agreement. These shares were valued at $143,500 or $1.25 per share. Amortization on the prepaid agreement through March 31, 2000 was $31,888.

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                 Notes to the Consolidated Financial Statements
                             March 31, 2000 and 1999

NOTE 2 -       PROPERTY AND EQUIPMENT

              Property and equipment at March 31, 2000 and 1999 consisted of the following:


                                                            March 31,
                                                  ----------------------------
                                                       2000           1999
                                                  ------------    ------------

               Land                               $    102,926    $    102,926
               Buildings and improvements            1,373,324       2,057,887
               Furniture and fixtures                   29,319          26,780
               Machinery and equipment               3,096,515       2,618,001
               Vehicles                                 27,820          27,820
               Water well                              121,441         121,441
                                                  ------------    ------------

                       Total                         4,751,345       4,954,855

                    Less accumulated depreciation   (2,488,294)     (2,169,625)
                                                  ------------    ------------

                    Property and equipment - net  $  2,263,051    $  2,785,230
                                                  ============    ============

              Depreciation expense for the years ended March 31, 2000, 1999 and 1998 was $411,769, $350,639 and $258,465, respectively.

              During the year ended March 31, 2000, the Company recorded an impairment loss of $775,000 on the building and improvements based upon the decline in market value of the building during the year.

NOTE 3 -      NOTES PAYABLE

              Notes payable at March 31, 2000 and 1999 consisted of the following:

                                                                                                March 31,
                                                                                     -------------------------------
                                                                                           2000             1999
                                                                                     --------------  ---------------
              Note payable, secured by property, interest at 8.05%,
                interest and principal payments of $16,124 due monthly,
                matures on July 5, 2003.                                             $    1,166,816  $     1,260,603

              Note payable, secured by property, interest at 9.0%,
               interest and principal payments of $1,497 due monthly,
               matures on July 1, 2012.                                                     136,469          141,435

              Note payable, secured by property, interest at 8.0%,
               interest and principal payments of $702 due monthly,
               matures on November 23, 2003.                                                 26,351           32,413

              Note payable, secured by property, interest at 7.5%,
               interest and principal payments of $399 due monthly,
               matures on November 15, 2002.                                                 11,532           15,285

              Note payable, secured by property, interest at 7.5%,
               interest and principal payments of $737 due monthly,
               matures on October 15, 2002.                                                  20,673           27,000

              Note payable, unsecured, interest at 8.0%, interest
               due annually, principal due from gross profits (Note 11).                     80,000           -
                                                                                     --------------  ---------------
              Balance forward                                                        $    1,441,841  $     1,476,736
                                                                                     --------------  ---------------

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                 Notes to the Consolidated Financial Statements
                             March 31, 2000 and 1999

NOTE 3 -      NOTES PAYABLE (Continued)
                                                                                                March 31,
                                                                                     -------------------------------
                                                                                           2000             1999
                                                                                     --------------  ---------------
              Balance forward                                                        $    1,441,841  $     1,476,736

              Note payable to a bank, secured by property and equipment, interest at 9.25%, interest and principal payments of $440 due
               monthly, matures in September 2002.                                           11,751            -

              Note payable to a bank, secured by property and
               equipment,  interest at 8.0%, interest and principal
               payments of $492 due monthly, matures in January 2004.                        19,656           -

              Note payable to a bank, secured by property, interest
               at 8.0%, interest and principal payments of $1,531
               due monthly, matures in June 2004.                                            65,895           -

              Note payable to a bank, secured by property, interest at
               8.0%, interest and principal payments of $1,447 due
               monthly, matures June 2004.                                                   62,284           -

              Other notes payable                                                               804            1,121
                                                                                     --------------  ---------------

                   Total notes payable                                                    1,602,231        1,477,857

                   Less: current portion                                                   (199,647)        (140,051)
                                                                                     --------------  ---------------

                   Long-term notes payable                                           $    1,402,584  $     1,337,806
                                                                                     ==============  ===============

              Maturities of long-term debt are as follows:

                     Year Ending
                      March 31,                                   Amount

                         2001                               $      199,647
                         2002                                      222,343
                         2003                                      236,469
                         2004                                      922,159
                         2005                                       21,613
                         2006 and thereafter                        -
                                                            --------------
                             Total                          $    1,602,231
                                                            ==============

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                 Notes to the Consolidated Financial Statements
                             March 31, 2000 and 1999

NOTE 4 -      NOTES PAYABLE - RELATED PARTIES

                                                                                                March 31,
                                                                                     -------------------------------
                                                                                         2000              1999
                                                                                     --------------  ---------------
              Note payable to shareholder, unsecured, interest at 10%,
               interest payments due quarterly and annually, principal
               amount is due on demand.                                              $      113,500  $       113,500
                                                                                     --------------  ---------------

                   Total notes payable - related parties                             $      113,500  $       113,500
                                                                                     ==============  ===============

NOTE 5 -      LINE OF CREDIT

              The Company has a line of credit with a bank. The loan is secured by commercial property under a deed of trust and mortgage and by a UCC commercial security agreement, accrues interest at 7.5% per annum, and has a maximum balance of $1,000,000. The line is renewed annually and currently expires on October 5, 2000. The balance outstanding on the line of credit at March 31, 2000 was $-0-.

NOTE 6 -      CAPITAL LEASES

              The Company leases certain equipment with lease terms through September 2003. Obligations under these capital leases have been recorded in the accompanying consolidated financial statements at the present value of future minimum lease payments.

              Obligations under capital leases at March 31, 2000 and 1999 consisted of the following:

                                                          March 31,
                                                  --------------------------
                                                      2000           1999
                                                  ------------  ------------

                      Total                       $     85,531  $    175,082
                      Less: current portion            (31,270)      (93,581)
                                                  ------------  ------------

                      Long-term portion           $     54,261  $     81,501
                                                  ============  ============

              The future minimum lease payments under these capital leases and the net present value of the future minimum lease payments are as follows:

                Year Ending
                 March 31,                                       Amount
                 ---------                                       ------
                   2001                                        $  36,039
                   2002                                           20,907
                   2003                                           20,575
                   2004                                            9,789
                   2005                                           -
                   2006 and thereafter                            -
                                                               ---------

              Total future minimum lease payments                 87,310

              Less, amount representing interest                  (1,779)
                                                               ---------

              Present value of future minimum lease payments   $  85,531
                                                               =========

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                 Notes to the Consolidated Financial Statements
                             March 31, 2000 and 1999

NOTE 7 -      MAJOR CUSTOMERS AND SUPPLIERS

              For the year ended March 31, 2000, two customers generated sales in excess of 10% of the Company's total sales. Sales to these two customers made up approximately 34% and 13%, respectively, of total revenues for the year ended March 31, 2000.

              For the year ended March 31, 1999, two customers generated sales in excess of 10% of the Company's total sales. Sales to these two customers made up approximately 36% and 32%, respectively, of total revenues for the year ended March 31, 1999.

              For the year ended March 31, 1998, two customers generated sales in excess of 10% of the Company's total sales. Sales to these two customers made up approximately 25% and 22%, respectively, of total revenues for the year ended March 31, 1998.

              The Company purchased product from two suppliers during the year ended March 31, 2000 that generated costs in excess of 10% of the Company's total purchases. Purchases from these two suppliers made up approximately 27% and 20%, respectively, of total purchases for the year ended March 31, 2000.

              The Company purchased product from three suppliers during the year ended March 31, 1999 that generated costs in excess of 10% of the Company's total purchases. Purchases from these three suppliers made up approximately 22%, 15% and 12%, respectively, of total purchases for the year ended March 31, 1999.

              The Company purchased product from three suppliers during the year ended March 31, 1998 that generated costs in excess of 10% of the Company's total purchases. Purchases from these three suppliers made up approximately 26%, 15% and 15%, respectively, of total purchases for the year ended March 31, 1998.

              All significant sales and purchases that exceeded 10% during the years ended March 31, 2000, 1999 and 1998 were in the seafood packaging and processing segment.

NOTE 8 -      INCOME TAXES

              Provision for income taxes for the years ended March 31, 2000, 1999 and 1998 consisted of the following:

                                                                                    March 31,
                                                            ----------------------------------------------------
                                                                 2000                1999              1998
                                                            --------------     ---------------    --------------
                  Current:
                           Federal income taxes             $       -          $        19,376    $       70,670
                           State income taxes                       -                    4,840            17,144

                  Deferred:
                           Federal income taxes                     -                  (14,600)             (487)
                                                            --------------     ---------------    --------------

                  Total provision for income taxes          $       -          $         9,616    $       87,327
                                                            ==============     ===============    ==============

              As of March 31, 2000 and 1999, the Company owed $-0- and $918 in state income taxes, respectively.

              As of March 31, 2000 and 1999, the Company overpaid its federal income taxes by $46,111 and $46,111, respectively.

              As of March 31, 2000 and 1999, a deferred tax asset of $14,600 and $14,600 was recognized and recorded.

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                 Notes to the Consolidated Financial Statements
                             March 31, 2000 and 1999

NOTE 8 -     INCOME TAXES (Continued)

              A reconciliation of income taxes at the federal statutory rate to the effective tax rate is as follows:

                                                                2000               1999                1998
                                                          ---------------    ----------------    ---------------
              Income taxes computed at the
               federal statutory rate                     $        -         $         24,216    $        81,079
              Non-deductible allowance for
               bad debts                                           -                   (2,300)            -
              Other non-deductible items                                               -                   6,248
              Accelerated depreciation expense                     -                  (12,300)            -
                                                          ---------------    ----------------    ---------------

              Income Tax Expense                          $        -         $          9,616    $        87,327
                                                          ===============    ================    ===============

NOTE 9 -      COMMITMENTS AND CONTINGENCIES

              Common Stock Contingency

              The Company is aware of numerous possible claims by individuals that received either through purchase or otherwise, 850,000 forged shares of the Company's common stock that purport to represent issued and outstanding shares. The shares are not listed on the Company's shareholder records and do not represent duly issued and outstanding shares of the Company's common stock. Although no litigation is pending in relation to these shares, it is possible that the Company may have to honor these 850,000 shares of common stock in the future. The shares have not been recorded by the Company at March 31, 2000 since the ultimate outcome is currently not estimatable.

              The Company is in the process of trying to recover 1,700,000 common shares. The holder of the shares is claiming breach of contract and claims that he is entitled to the shares. The claim is currently in litigation and management intends on vigorously contesting the claim. The Company has filed an answer and a counterclaim against the holder seeking specific performance of a settlement agreement previously entered into. While the possibility that an unfavorable outcome exists, the Company has determined that the potential loss is remote and fully intends on recovering the entire 1,700,000 shares. It is remotely possible, however, that the Company may have to honor these shares in the future, although the shares have not been recorded by the Company as outstanding shares as of March 31, 2000.

              The Company is also in the process of trying to recover 203,400 shares that were issued for no consideration. The shares have been requested to be returned for cancellation but are in receivership pending authorization to be returned. Management of the Company fully intends on receiving the shares back and will pursue litigation, if necessary, to recover the shares. It is remotely possible, however, that the Company may have to honor these shares in the future, although the shares have not been recorded by the Company as outstanding shares as of March 31, 2000.

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                 Notes to the Consolidated Financial Statements
                             March 31, 2000 and 1999

NOTE 9 -      COMMITMENTS AND CONTINGENCIES (Continued)

              Leases

              The Company has entered into several non-cancelable leases, accounted for as operating leases, of certain machinery and equipment used in operations. The minimum future payments required under the operating leases are as follows:

                    Year Ending
                    March 31,                             Amount
                    ---------                             ------
                         2001                     $         113,204
                         2002                                10,894
                         2003                                10,894
                         2004                                 5,147
                         2005                                -
                         2006 and thereafter                 -
                                                  -----------------
                         Total                    $         140,139
                                                  =================

NOTE 10 - WARRANTS OUTSTANDING

              On November 1, 1998, the Company granted warrants to a consultant to purchase 1,000,000 shares of common stock at $1.00 per share which approximated market value for the shares at the time of issuance. This is consistent with the accounting treatment of SFAS No. 123, "Accounting for Stock-Based Compensation." The warrants are exercisable until July 1, 2008.

              During April 1999, the Company granted warrants to an investor to purchase 2,000,000 shares of the Company's common stock at $1.00 per share, which was the prevailing market value for the shares at the time of issuance. This is consistent with the accounting treatment of SFAS No. 123, "Accounting for Stock-Based Compensation". The warrants are exercisable until July 15, 2001.

              On April 1, 1999, the Company granted warrants to purchase 1,500,000 shares of the Company's common stock at $1.56 per share in connection with the purchase of the assets of Killer Bee, Inc. Warrants of 500,000 shares were granted to each of the sellers (three individuals, which included two executive officers and directors of the Company). The warrants were valued at the prevailing market value of $1.56 per share at the time of issuance. This is consistent with the accounting treatment of SFAS No. 123, "Accounting for Stock-Based Compensation". The warrants are exercisable until April 1, 2009.

              The Company estimates the fair value of each stock option and warrant at the grant date by using the Black-Scholes pricing model. The following assumptions were used: risk- free interest rate of 6%, eight year expected life, 35% expected volatility, and no expected dividends. Accordingly, no additional expense was recorded for the years ended March 31, 2000 and 1999.

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                 Notes to the Consolidated Financial Statements
                             March 31, 2000 and 1999

NOTE 11 -     JOINT PARTICIPATION AGREEMENT

              On March 20, 2000, the Company entered into a joint participation agreement for the allocation and distribution of profit to be derived from participation in an aquaculture farming operation in the State of Mississippi. As part of the agreement, the other participant paid a $100,000 participation fee to the Company that was recorded as additional capital contributed for the year ended March 31, 2000. In addition, the participant loaned the Company $80,000 to be used for working capital in the operation of the farm (see Note 3). The Company is to provide the agricultural land lease, expertise in producing freshwater prawns, macrobrachia post-larvae to seed the ponds, equipment and housing for the operation.

              Profits derived from the operation of the farm will be allocated 51% to the Company and 49% to the other participant, after the $80,000 loan is repaid. No profit had been earned at March 31, 2000. The agreement is for one year, but can be extended annually at the agreement of the parties.