Form 10QSB
period 2000-06-30
GLOBAL SEAFOOD TECHNOLOGIES INC
filed 2000-08-21
CIK 1080533

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Quarter Period Ended June 30, 2000

                           Commission File No. 0-28495

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its Charter)

               Nevada                                 95-41778228
        (State or jurisdiction of                    (IRS Employer
      incorporation or organization)                Identification No.)

555 Bayview Avenue, Biloxi, Mississippi                   39530
----------------------------------------                 -------
(Address of Principal Executive Office)                 (Zip Code)

Registrant's telephone number, including area code:    (228) 435-3632
---------------------------------------------------    --------------

              Former name, former address and former fiscal year,
                       if changed since last report: None
                  --------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]


As of August 16, 2000, there were 13,124,046 shares of Common Stock, $.001 par value outstanding.

================================================================================

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of June 30, 2000 and
           March 31, 2000                                               3

         Consolidated Statement of Operations for the three
           months ended June 30, 2000 and June 30, 1999                 5

         Consolidated Statement of Cash Flows for the three
           months ended June 30, 2000 and June 30, 1999                 6

         Notes to the financial statement                               7

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                  UNAUDITED                       AUDITED
                                                   June 30                        March 31
                                                    2000                            2000
CURRENT ASSETS
Cash and cash equivalents             (Note 1)        1,016,264                     1,303,120
Accounts Receivable                   (Note 1)        1,412,244                       851,718
Accounts Receivable - Related         (Note 1)          230,185                       350,451
Pre-paid income taxes                                    46,111                        46,111
Pre-paid Expenses                                         1,827                         1,827
Inventories                           (Note 1)          711,111                       641,708
Deferred tax asset, current                               2,300                         2,300
                                              ------------------               ---------------
TOTAL CURRENT ASSETS                                 $3,420,042                    $3,197,235

PROPERTY AND EQUIPMENT
Land                                                    102,926                       102,926
Buildings and Improvements                            1,381,995                     1,373,324
Furniture and Fixtures                                   29,319                        29,319
Machinery and Equipment                               3,130,352                     3,096,515
Vehicles                                                 27,820                        27,820
Water Well                                              121,441                       121,441
                                              ------------------               ---------------
TOTAL FIXED ASSETS                    (Note 1&2)      4,793,853                     4,751,345
Less Accumulated Depreciation                        (2,587,419)                   (2,488,294)
                                              ------------------               ---------------
PROPERTY AND EQUIPMENT, NET                          $2,206,434                    $2,263,051

OTHER ASSETS
Deferred tax asset                                       12,300                        12,300
Deposits                                                 12,303                        12,228
                                              ------------------               ---------------
Total Other Assets                                       24,603                       $24,528

TOTAL ASSETS                                         $5,651,079                    $5,484,814

The accompanying notes are an integral part of these consolidated financial statements

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                  UNAUDITED                       AUDITED
                                                   June 30                        March 31
                                                    2000                            2000
CURRENT LIABILITIES
Accounts Payable                                        509,866                        49,288
Accounts Payable - Related            (Note 1)                -                             -
Accrued expenses                                         28,351                        29,049
Income taxes payable                                         16                             -
Notes Payable, current portion        (Note 3)          166,302                       199,647
Notes Payable - Related               (Note 4)          113,500                       113,500
Obligations under capital leases      (Note 6)           26,613                        31,270
                                              ------------------               ---------------
TOTAL CURRENT LIABILITIES                              $844,648                      $422,754

LONG-TERM LIABILITIES
Notes Payable                         (Note 3)        1,396,866                     1,402,584
Obligations under capital leases      (Note 6)           48,242                        54,261
                                              ------------------               ---------------
TOTAL LONG-TERM LIABILITIES                          $1,445,108                    $1,456,845

TOTAL LIABILITIES                                    $2,289,756                    $1,879,599

STOCKHOLDER'S EQUITY
Preferred stock                                             200                           200
(Issued and outstanding)                                200,000                       200,000
Common stock                                             13,124                        13,124
(Issued and outstanding)                             13,124,046                    13,124,046
Additional Paid-in Capital                            4,411,285                     4,411,285
Prepaid Consulting                    (Note 1)                -                             -
Prepaid Non Compete                   (Note 1)         (103,639)                     (111,612)
Subscription Receivable                                 (46,486)                      (46,486)
Retained Earnings                                      (913,161)                     (661,296)
                                              ------------------               ---------------
TOTAL STOCKHOLDER'S EQUITY                           $3,361,323                    $3,605,215

TOT. LIAB. AND EQUITY                                $5,651,079                    $5,484,814

The accompanying notes are an integral part of these consolidated financial statements

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                 UNAUDITED
                                                      For Three Months Ending June 30
                                              ------------------------------------------------
                                                    2000                            1999
Processing Sales                                        717,050                       900,144
Sales of Product                                      3,227,806                     3,394,452
                                              ------------------               ---------------
NET SALES                                            $3,944,856                    $4,294,596

EXPENSES
Cost of Sales                                         3,091,574                     3,218,194
Non-compete covenant                                      7,972                         7,972
Depreciation expense                                     99,125                        98,608
Selling, general and administrative                     987,974                       998,558
                                              ------------------               ---------------
TOTAL EXPENSES                                       $4,186,645                    $4,323,332

INCOME BEFORE OTHER ITEMS                             ($241,789)                     ($28,736)

Other income                                             10,060                        13,612
Interest income                                          15,328                         7,352
Interest expense                                        (35,464)                      (45,047)
                                              ------------------               ---------------
TOTAL OTHER INCOME (EXPENSE)                           ($10,076)                     ($24,083)

NET INCOME BEFORE TAXES                               ($251,865)                     ($52,819)

PROVISION FOR TAXES                                           0                           918

NET INCOME                                            ($251,865)                     ($53,737)

BASIC EARNINGS PER SHARE                                 ($0.02)                       ($0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                                13,124,046                    13,124,046

The accompanying notes are an integral part of these consolidated financial statements

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                     CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                                 UNAUDITED
                                                                          FOR THREE MONTHS ENDED
                                                                   June 30                       June 30
                                                                     2000                          1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                              (251,865)                     (53,737)
Adjustments to Net Loss:
Depreciation                                                            99,125                       98,608
Changes in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable                            (560,526)                    (723,379)
(Increase) Decrease in Accts Rec Related                               120,266                            0
(Increase) Decrease in Inventories                                     (69,403)                    (373,585)
(Increase) Decrease in Pre-paid Expenses                                 7,973                     (162,355)
(Increase) Decrease in Deposits                                            (75)                      (8,635)
Increase (Decrease) in Accounts Payable                                460,578                      429,196
Increase (Decrease) in Taxes Payable                                        16                            0
Increase (Decrease) in Accrued Expenses                                   (698)                         120
                                                                ---------------               --------------
Net Cash Provided (Used) by Operating Activities                     ($194,609)                   ($793,767)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment                                     (42,508)                    (344,487)
                                                                ---------------               --------------
Net Cash Provided (Used) in Investing Activities                       (42,508)                    (344,487)

CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred and Common Stock                                                   0                    2,792,601
Net Payments on Notes and Leases Payable                               (49,739)
Net Proceeds From Notes and Leases Payable                                                          106,279
                                                                ---------------               --------------
Net Cash Provided (Used) by Financing Activities                      ($49,739)                  $2,898,880

NET INCREASE (DECREASE) IN CASH                                      ($286,856)                  $1,760,626

BEGINNING CASH AND CASH EQUIVALENTS                                 $1,303,120                     $743,718

ENDING CASH AND CASH EQUIVALENTS                                    $1,016,264                   $2,504,344

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                 Notes to the Consolidated Financial Statements
                        June 30, 2000 and March 31, 2000

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

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                 Notes to the Consolidated Financial Statements
                        June 30, 2000 and March 31, 2000

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

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                 Notes to the Consolidated Financial Statements
                        June 30, 2000 and March 31, 2000

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

                  Machinery and equipment                     5 to 7 years
                  Furniture and fixtures                      5 to 7 years
                  Buildings                                   3 to 7 years
                  Vehicles                                    5 years
                  Water well                                  7 years

h. Accounts Receivable

         Accounts receivable are recorded net of the allowance for doubtful accounts of $5,886 and $5,886 as of June 30, 2000 and March 31, 2000, respectively.

i. Related Party Transactions

         The Company purchases some of its product and supplies from a related company. The amounts owed to this company at June 30, 2000 and March 31, 2000 was $-0- and $-0-, respectively.

         The Company also sells some of its product to the same related company. The amounts owed from this company at June 30, 2000 and March 31, 2000 was $230,185 and $158,477, respectively.

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

l. Reclassifications

         Certain prior period amounts have been reclassified to conform to the June 30, 2000 financial statement presentation.

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                 Notes to the Consolidated Financial Statements
                        June 30, 2000 and March 31, 2000

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

o. Prepaid Consulting

         During the year ended March 31, 1999, the Company issued 50,000 shares of its outstanding common stock valued at $1.56 per share under a consulting/investment relations agreement for a 12-month period beginning April 1, 1999. The 50,000 shares issued were valued at the fair market value of the services to be performed or $78,000 which approximated the fair value of the shares on the date of issuance. The $78,000 was recorded by the Company as prepaid consulting as on March 31, 1999, and was fully amortized during the year ended March 31, 2000. The unamortized balance as of June 30, 1999 was $58,500.

p. Prepaid Non-Compete Agreement

         The Company entered into a covenant-not-to-compete during the year ended March 31, 1991. The original agreement required $492,000 to be paid over 10 years at $49,200 each year. The agreement was amended in 1994 due to an examination by the Internal Revenue Service that reduced the required annual payment to $32,800.

         During the year ended March 31, 2000, the Company issued 114,800 shares of its outstanding common stock in lieu of the future payments required under the non-compete agreement. These shares were valued at $143,500 or $1.25 per share. Amortization on the prepaid agreement through June 30, 2000 was $39,860.

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                 Notes to the Consolidated Financial Statements
                        June 30, 2000 and March 31, 2000

NOTE 2 - PROPERTY AND EQUIPMENT

         Property and equipment at June 30, 2000 and March 31, 2000 consisted of the following:

                                                     June 30,       March 31,
                                                       2000           2000
                                                  ------------    ------------
                                                    (unaudited)

              Land                                $    102,926    $    102,926
              Buildings and improvements             1,381,995       1,373,324
              Furniture and fixtures                    29,319          29,319
              Machinery and equipment                3,130,352       3,096,515
              Vehicles                                  27,820          27,820
              Water well                               121,441         121,441
                                                  ------------    ------------
                      Total                          4,793,853       4,751,345

                   Less accumulated depreciation    (2,587,419)     (2,488,294)
                                                  ------------    ------------

                   Property and equipment - net   $  2,206,434    $  2,263,051
                                                  ============    ============

         Depreciation expense for the quarters ended June 30, 2000 and 1999 was $99,125 and $98,608, respectively.

         During the year ended March 31, 2000, the Company recorded an impairment loss of $775,000 on the building and improvements based upon the decline in market value of the building during the year.

NOTE 3 - NOTES PAYABLE

         Notes payable at June 30, 2000 and March 31, 2000 consisted of the following:
                                                          June 30,    March 31,
                                                           2000         2000
                                                       -----------  -----------
                                                       (unaudited)
         Note payable, secured by property, interest at
           8.05%, interest and principal payments of
           $16,124 due monthly, matures on July 5,
           2003.                                       $ 1,142,281  $ 1,166,816

         Note payable, secured by property, interest at
           9.0%, interest and principal payments of
           $1,497 due monthly, matures on July 1, 2012.    135,029      136,469

         Note payable, secured by property, interest at
           8.0%, interest and principal payments of
           $702 due monthly, matures on November 23,
           2003.                                            24,736       26,351

         Note payable, secured by property, interest at
           7.5%, interest and principal payments of
           $399 due monthly, matures on November 15,
           2002.                                            10,548       11,532

         Note payable, secured by property, interest at
           7.5%, interest and principal payments of
           $737 due monthly, matures on October 15,
           2002.                                            18,872       20,673

         Note payable, unsecured, interest at 8.0%,
           interest due annually, principal due from
           gross profits (Note 11).                         80,000       80,000
                                                       -----------  -----------
         Balance forward                               $ 1,411,466  $ 1,441,841
                                                       -----------  -----------

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                 Notes to the Consolidated Financial Statements
                        June 30, 2000 and March 31, 2000

NOTE 3 - NOTES PAYABLE (Continued)

                                                          June 30,    March 31,
                                                           2000         2000
                                                       -----------  -----------
                                                       (unaudited)

         Balance forward                               $ 1,411,466  $ 1,441,841

         Note payable to a bank, secured by property
           and equipment, interest at 9.25%, interest
           and principal payments of $440 due monthly,
           matures in September 2002.                       10,691       11,751

         Note payable to a bank, secured by property
           and equipment, interest at 8.0%, interest
           and principal payments of $492 due monthly,
           matures in January 2004.                         18,532       19,656

         Note payable to a bank, secured by property,
           interest at 8.0%, interest and principal
           payments of $1,531 due monthly, matures in
           June 2004.                                       62,624       65,895

         Note payable to a bank, secured by property,
           interest at 8.0%, interest and principal
           payments of $1,447 due monthly, matures June
           2004.                                            59,192       62,284

         Other notes payable                                   663          804
                                                       -----------  -----------
         Total notes payable                             1,563,168    1,602,231

             Less: current portion                        (166,302)    (199,647)
                                                       -----------  -----------
             Long-term notes payable                   $ 1,396,866  $ 1,402,584
                                                       ===========  ===========

         Maturities of long-term debt are as follows:

           Year Ending
           March 31,                                     Amount
           ---------                                     ------
                  2001                                 $   199,647
                  2002                                     222,343
                  2003                                     236,469
                  2004                                     922,159
                  2005                                      21,613
                  2006 and thereafter                            -
                                                       -----------
                      Total                            $ 1,602,231
                                                       ===========

           GLOBAL SEAFOOD TECHNOLOGIES, INC.
     Notes to the Consolidated Financial Statements
            June 30, 2000 and March 31, 2000

NOTE 4 - NOTES PAYABLE - RELATED PARTIES

                                                         June 30,    March 31,
                                                           2000         2000
                                                       -----------  -----------
                                                       (unaudited)
         Note payable to shareholder, unsecured,
           interest at 10%, interest payments due
           quarterly and annually, principal amount is
           due on demand.                              $   113,500  $   113,500
                                                       -----------  -----------

         Total notes payable - related parties         $   113,500  $   113,500
                                                       ===========  ===========

NOTE 5 - LINE OF CREDIT

         The Company has a line of credit with a bank. The loan is secured by commercial property under a deed of trust and mortgage and by a UCC commercial security agreement, accrues interest at 7.5% per annum, and has a maximum balance of $1,000,000. The line is renewed annually and currently expires on October 5, 2000. The balance outstanding on the line of credit at June 30, 2000 was $-0-.

NOTE 6 - CAPITAL LEASES

         The Company leases certain equipment with lease terms through September 2003. Obligations under these capital leases have been recorded in the accompanying consolidated financial statements at the present value of future minimum lease payments.

         Obligations under capital leases at June 30, 2000 and 1999 consisted of the following:

                                                         June 30,    March 31,
                                                           2000         2000
                                                       -----------  -----------
                                                       (unaudited)

              Total                                    $    74,855  $    85,531
              Less: current portion                        (26,613)     (31,270)
                                                       -----------  -----------
              Long-term portion                        $    48,242  $    54,261
                                                       ===========  ===========

         The future minimum lease payments under these capital leases and the net present value of the future minimum lease payments are as follows:

              Year Ending
               March 31,                                               Amount
               ---------                                               ------

                 2001                                           $        36,039
                 2002                                                    20,907
                 2003                                                    20,575
                 2004                                                     9,789
                 2005                                                         -
                 2006 and thereafter                                          -
                                                                ---------------
            Total future minimum lease payments                          87,310

            Less, amount representing interest                           (1,779)
                                                                ---------------
            Present value of future minimum lease payments      $        85,531
                                                                ===============

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                 Notes to the Consolidated Financial Statements
                        June 30, 2000 and March 31, 2000

NOTE 7 - MAJOR CUSTOMERS AND SUPPLIERS

         For the quarter ended June 30, 2000, two customers generated sales in excess of 10% of the Company's total sales. Sales to these two customers made up approximately 28% and 15%, respectively, of total revenues for the quarter ended June 30, 2000.

         For the quarter ended June 30, 1999, two customers generated sales in excess of 10% of the Company's total sales. Sales to these two customers made up approximately 34% and 24%, respectively, of total revenues for the quarter ended June 30, 1999.

         The Company purchased product from two suppliers during the quarter ended June 30, 2000 that generated costs in excess of 10% of the Company's total purchases. Purchases from these two suppliers made up approximately 23% and 19%, respectively, of total purchases for the quarter ended June 30, 2000.

         The Company purchased product from two suppliers during the quarter ended June 30, 1999 that generated costs in excess of 10% of the Company's total purchases. Purchases from these two suppliers made up approximately 22%, and 17%, respectively, of total purchases for the quarter ended June 30, 1999.

         All significant sales and purchases that exceeded 10% during the quarters ended June 30, 2000 and 1999 were in the seafood packaging and processing segment.

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                 Notes to the Consolidated Financial Statements
                        June 30, 2000 and March 31, 2000

NOTE 8 - COMMITMENTS AND CONTINGENCIES

         Common Stock Contingency

         The Company is aware of numerous possible claims by individuals that received either through purchase or otherwise, 850,000 forged shares of the Company's common stock that purport to represent issued and outstanding shares. The shares are not listed on the Company's shareholder records and do not represent duly issued and outstanding shares of the Company's common stock. Although no litigation is pending in relation to these shares, it is possible that the Company may have to honor these 850,000 shares of common stock in the future. The shares have not been recorded by the Company at June 30, 2000 since the ultimate outcome is currently not estimatable.

         The Company is in the process of trying to recover 1,700,000 common shares. The holder of the shares is claiming breach of contract and claims that he is entitled to the shares. The claim is currently in litigation and management intends on vigorously contesting the claim. The Company has filed an answer and a counterclaim against the holder seeking specific performance of a settlement agreement previously entered into. While the possibility that an unfavorable outcome exists, the Company has determined that the potential loss is remote and fully intends on recovering the entire 1,700,000 shares. It is remotely possible, however, that the Company may have to honor these shares in the future, although the shares have not been recorded by the Company as outstanding shares as of June 30, 2000.

         The Company is also in the process of trying to recover 203,400 shares that were issued for no consideration. The shares have been requested to be returned for cancellation but are in receivership pending authorization to be returned. Management of the Company fully intends on receiving the shares back and will pursue litigation, if necessary, to recover the shares. It is remotely possible, however, that the Company may have to honor these shares in the future, although the shares have not been recorded by the Company as outstanding shares as of June 30, 2000.

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                 Notes to the Consolidated Financial Statements
                        June 30, 2000 and March 31, 2000

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 9 - WARRANTS OUTSTANDING

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

         The Company estimates the fair value of each stock option and warrant at the grant date by using the Black-Scholes pricing model. The following assumptions were used: risk-free interest rate of 6%, eight year expected life, 35% expected volatility, and no expected dividends. Accordingly, no additional expense was recorded for the quarters ended June 30, 2000 and 1999.

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                 Notes to the Consolidated Financial Statements
                        June 30, 2000 and March 31, 2000

NOTE 10 - JOINT PARTICIPATION AGREEMENT

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

         Profits derived from the operation of the farm will be allocated 51% to the Company and 49% to the other participant, after the $80,000 loan is repaid. No profit had been earned at June 30, 2000. The agreement is for one year, but can be extended annually at the agreement of the parties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following selected financial data, as of, and for each of the comparable fiscal quarters ended June 30, have been extracted from the unaudited financial statements of the Company, a copy of which is included herein. All such data should be read only in conjunction with, and is qualified in their entirety by reference to, the Company's financial statements and accompanying notes.

                             SELECTED FINANCIAL DATA
                  (Dollars in thousands, except per share data)

                                AS OF AND FOR THE
                        THREE MONTH PERIOD ENDED JUNE 30,
                                INCOME STATEMENT

                                     Percentage                      Percentage
                          2000      of Net Sales     1999          of Net Sales
                         -----      ------------     ----          ------------

REVENUE:              $    3,945       100.00     $   4,295            100.00

OPER. EXPENSES        $    4,187       106.06     $   4,323            100.67

INCOME BEFORE
 OTHER ITEMS          $     (242)       (6.06)   $      (29)            (0.67)

OTHER INC (EXP)       $      (10)       (0.25)   $      (24)            (0.56)

NET INCOME
 BEFORE TAX           $     (252)       (6.31)   $      (53)            (1.23)

PROVISION FOR
 INCOME TAX           $        0         0.00    $        1              0.02
                      ----------     --------    ----------           -------
NET INCOME            $     (252)       (6.31)   $      (54)            (1.25)

NET INCOME (LOSS)
 PER SHARE (1)        $    (0.02)                $    (0.00)

                                  JUNE 30, 2000         MARCH 31, 2000
                                  -------------         --------------
BALANCE SHEET:
TOTAL ASSETS:                      $    5,651            $   5,484

LONG-TERM OBLIGATIONS:(2)          $    1,638            $   1,688

TOTAL STOCKHOLDERS' EQUITY         $    3,361            $   3,605


(1) Net Income (Loss) from continuing operations per share includes the weighted average number of shares of the Company's common capital outstanding

(2) Long-term Obligations includes the current portion of long-term debt and capital leases

Overview and Forward-Looking Statements

This report and other oral and written statements made by the Company to the public contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management's current expectations of beliefs and are subject to a number of factors and uncertainties that could cause actual results, levels of activity, performance or achievements to differ materially from those described.

Our core seafood packaging business provided 91% of revenues in the first quarter of fiscal year 1999 and 86% in the first quarter of our current fiscal year. This resulted from a 13% reduction in revenues from this core business, coupled with a 127% growth in revenue from our Killer Bee subsidiary. The core business volume remains stable, and the decreased revenue is not viewed as a trend. Revenue growth from Killer Bee is expected to continue to expand. Revenues from our aquaculture division were not significant enough to impact reported results in this quarter, but contributions from this business segment is expected to appear in the financial results for the full fiscal year.

Working Capital

As we continue to execute on our business plans for Killer Bee and for our aquaculture division, balance sheet representations of working capital requirements are expected to exhibit changes, which will reflect greater demands. Historically, the core business has not required significant levels of inventory, as products are either sold immediately from processing or are packaged for third-party accounts. However, beginning with the acquisition of Killer Bee, Inc. last year, we began packaging and distributing frozen bait products for the recreational fishing industry. The nature of this business segment requires that we acquire, process, and have available for distribution an adequate supply of product in inventory. As this business expands, our relative levels of inventory will also expand. The balance sheet as of June 30, 2000 reflects an increase in inventory to $711,111 from $641,708 at March 31, 2000 due to the operations of Killer Bee.

Similarly, sales in the core business segment are generally settled at the time of wholesale delivery, so that accounts receivable have customarily been maintained at relatively low levels. However, in the first quarter of fiscal year 2001, Custom Pack generated an increase in accounts receivable because of an early start of the shrimp season. Additionally, the nature of the recreational bait business requires that normal account terms be extended to corporate accounts. Of the reported increase in accounts receivable, $145,526 is related to the increased sales of Killer Bee.

The increased equity capital we received during the last fiscal year provided additional liquidity to support the growth of inventory and accounts receivable assets that continued during this quarter. As of June 30, 2000 the company maintained cash reserves of $1,016,264, and current assets exceeded current liabilities by $2,575,394. Current liabilities declined by 47% reported in the comparable quarter in 1999, primarily through a reduction in trade accounts payable of $609,205 or 54%. As a result, we continue to maintain considerable liquidity.

Net Sales

Net sales primarily reflect the results of our processing and packaging operations. The amount of revenues recognized in any given year is a function of whether the products in that business segment are either: a) purchased, processed, and packaged by the Company, or; b) processed and packaged for third parties on a consignment basis. In the first instance, revenues would be higher, reflecting the cost of the product, and in the latter case revenues would only reflect a processing charge. Gross margins are relatively unaffected by either scenario, but the reported net sales figures can be greatly affected.

Net sales for the quarter ended June 30, 2000 decreased as compared to the quarter ended June 30, 1999 from $4,294,596 to $3,944,856, primarily because of a decline in product sales amounting to $343,895 in the core business segment. Management views this reduction as being a function of fluctuating seasonal factors rather than an indication of a declining sales trend. On the whole, core business operations continue to be viewed as stable.

Sales from Killer Bee increased 127% from $241,768 to $548,480 in comparing the respective first quarter periods ending June 30. Killer Bee expanded from serving under 100 accounts at June 30, 1999 to over 500 accounts at June 30, 2000. Independent accounts increased by more than 300 in number, and larger corporate retail accounts expanded to 150, including 51 Wal Mart and 32 K Mart locations in the Gulf Coast and Atlantic regions. Same location sales through June 30, 2000 increased 1% compared to the same period last year, even though sales in the June 30, 1999 quarter were inflated by initial stocking activities. Over-all, Killer Bee is continuing to expand sales locations in line with management projections, and sales per location are meeting expectations.

Cost of Sales

Cost of sales includes processing and packaging costs, including plant labor, in-bound and out-bound freight, and the raw material (seafood) costs where the products are processed for the Company's own account. Where processing is done for third-party accounts, the raw material (seafood) costs are not carried on the Company's books. Approximately 20% of net sales in the core business segment is reflected in processing for third parties, in which case we charge a processing fee and do not maintain any inventory level of product for our own account.

The decrease in cost of sales from $3,218,194 to $3,091,574 reflects a lower volume of product sales. Similarly, relatively higher prices that were paid for seafood products in the June 30, 2000 quarter compared to the prevailing prices in the June 30, 1999 quarter coupled with a decrease in processing sales in the core business segment helped to lower gross profit margins to 22% from 25%. Killer Bee products, which are produced with higher profit margins, helped to offset this decline.

Selling, general and administrative expenses remained steady, and actually recorded a slight reduction from $998,558 in the June 30, 1999 quarter to $987,974 in the June 30, 2000 quarter. We believe that the additional revenue growth, which is expected in upcoming quarters, can be achieved without significant increases in administrative overhead.

Operating Income

We have historically used the operating income (income before other items) from our core business of Custom Pack, Inc. to offset operating losses from Comar Foods, the aquaculture division and Killer Bee. For the quarter ending June 30, 1999, an operating profit of $81,727 from Custom Pack was offset by the combined operating losses from the other sources of $100,237. For the quarter ending June 30, 2000, Custom Pack recorded an operating profit of $42,463 and the operating losses from the other areas totaled $281,557. The CoMar and aquaculture operating losses were collectively $108,740, and the operating loss of Killer Bee was $172,817.

We have integrated the CoMar operations with those of Custom Pack by transferring the packaging and processing operations of CoMar to the Custom Pack facility which management believes will improve the performance of that business. In subsequent reports, all such operations will be reported within the results of Custom Pack. The loss reflected from the aquaculture division was the result of costs incurred in anticipation of revenues, which will be recognized in the next two fiscal quarters as freshwater shrimp are harvested from our grow out ponds. The Company expects the aquaculture division to contribute positive operating income for the current fiscal year taken as a whole. The revenues of Killer Bee are seasonal in nature, but are expanding at a rate, which we believe will also provide sufficient operating profits to cover operating expenses in the current fiscal year.

Other Income (Expenses)

Impairment Loss

During the last fiscal year, we decided to discontinue the operations at the CoMar Foods facility. This decision was influenced by the cessation of certain product lines and the transfer of other processing operations to Custom Pack. The CoMar facility was listed for sale, and the Company recorded a one time Impairment Loss of $775,000 in the financial statements for the year ending March 31, 2000. There were no additional write downs necessary in the current quarter, and none are expected in the future.

Seasonality

Because of the availability of seafood throughout the world markets, there is only a modest seasonal factor for the Company's core business. Typically, the Company's operating activities increase slightly during the spring and fall domestic shrimp harvesting seasons, depending on the abundance of the crop that is found in the wild. In the results reported for this quarter ending June 30, 2000 there was a relatively early start to the shrimp season. The revenues of Killer Bee demonstrate seasonality that reflects the higher recreational fishing activities in the warmer months of the year, which encompass the first and second quarters of the fiscal year. Future revenues of the aquaculture division will reflect a seasonal harvest of product, which is recognized in the second and third quarters of our fiscal year.

Inflation

Our business is not significantly affected by inflation. We anticipate that any increased costs can be passed on to our customers.

New Products and Services

On April 1, 1999 we acquired the assets, brand name and customer lists of Killer Bee, Inc. and became a supplier of bait products to the recreational fishing industry. Killer Bee packages and distributes over 30 brand name bait products for recreational fishermen. These products are currently sold along the United States Gulf Coast and the Atlantic coast from Florida to Virginia through selected K Mart and Wal Mart stores, other larger corporate retail locations and independent outlets.

On June 25, 1999 we purchased the assets and brand name of Drag N Bait, Inc., a recognized supplier of ballyhoo to the recreational fishing market, particularly in Florida. Ballyhoo is considered a premium bait product, and this addition expanded the availability of products for Killer Bee. The operations of Drag N Bait after June 25, 1999 have been consolidated with those of Killer Bee in the company's financial statements.

The aquaculture division has successfully initiated commercial production of freshwater shrimp in the United States by seeding several ponds in Mississippi earlier this year. The company expects to harvest and market less than 100,000 pounds of freshwater shrimp this season, but anticipates significant increases in the future, depending on the availability of capital and the acreage seeded each season. Discussions are on-going with potential investors, and the extent of our expansion in this business segment will be determined by the results of these potential financing activities.

Cash Flow

The operations of the Company and its subsidiaries have historically been funded from cash flow from operations of Custom Pack. This continues to be the case, however, financing activities in the last fiscal year ended March 31, 2000 provided significant capital resources, as well.

Operating Activities

The Company's Consolidated Statement of Cash Flows reported $194,609 in funds used by operating activities in the quarter ended June 30, 2000 compared to $793,767 used in operating activities in the June 30, 1999 quarter. The primary factors involved increases in both accounts receivable ($560,526) and inventory ($69,403) that accompanied an increase in accounts payable ($460,578). Depreciation provided $99,125.

Investing Activities

Net investing activities in the quarter ended June 30, 2000 consumed only $42,508 in funds compared to $344,487 in funds used in the June 30, 1999 quarter. The related activities last year included the acquisition of Drag N Bait as part of our investment in Killer Bee.

Financing Activities

Financing activities were a much more significant source of net cash for the Company in the June 30, 1999 quarter where $2,792,601 in proceeds from sale of preferred and common stock and additional capital was contributed. In the quarter ended June 30, 2000 the only financing activities involved the outflows relating to payments made on existing notes and leases.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 2.  CHANGES IN SECURITIES

(a)      None
(b)      None
(c)      None

(d)      Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed as part of this report

         27       Financial Data Schedule

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 17, 2000                           GLOBAL SEAFOOD TECHNOLOGIES, INC.




                                          By: /s/ Brent Gutierrez
                                              ---------------------------------
                                              Brent Gutierrez, President and
                                              Chief Executive Officer