Form 10QSB
period 2000-09-30
GLOBAL SEAFOOD TECHNOLOGIES INC
filed 2000-11-14
CIK 1080533

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

                 For the Quarter Period Ended September 30, 2000

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

                                 Yes [X] No [ ]


As of October 31, 2000, there were 13,124,046 shares of Common Stock, $.001 par value outstanding.

================================================================================

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets as of September 30, 2000
   and March 31, 2000                                                  3

Consolidated Statement of Operations for the six
   months ended September 30, 2000 and September 30, 1999              5

Consolidated Statement of Cash Flows for the six
   months ended September 30, 2000 and September 30, 1999              6

Consolidated Statement of Shareholders' Equity for the six
   months ended September 30, 2000 and September 30, 1999              7

Notes to the financial statement                                       8


                          GLOBAL SEAFOOD TECHNOLOGIES, INC.
                              CONSOLIDATED BALANCE SHEET

                                                                                  FYE
                                                      UNAUDITED                  AUDITED
                                                     September 30               March 31
                                                        2000                      2000
                                                   --------------            --------------
CURRENT ASSETS
Cash and cash equivalents (Note 1)                       611,454                 1,303,120
Accounts Receivable- net (Note 1)                      1,985,476                   851,718
Accounts Receivable - Related, net                       238,002                   350,451
Pre-paid income taxes                                     46,111                    46,111
Pre-paid Expenses                                          1,827                     1,827
Inventories (Note 1)                                     834,597                   641,708
Deferred tax asset, current                                2,300                     2,300
                                                   --------------            --------------
TOTAL CURRENT ASSETS                                  $3,719,766                $3,197,235

PROPERTY AND EQUIPMENT
Land                                                     103,267                   102,926
Buildings and Improvements                             1,410,289                 1,373,324
Furniture and Fixtures                                    29,319                    29,319
Machinery and Equipment                                3,239,269                 3,096,515
Vehicles                                                  30,920                    27,820
Water Well                                               121,441                   121,441
                                                   --------------            --------------
TOTAL FIXED ASSETS                                     4,934,504                 4,751,345
Less Accumulated Depreciation                         (2,686,542)               (2,488,294)
                                                   --------------            --------------
PROPERTY AND EQUIPMENT, NET                           $2,247,962                $2,263,051

OTHER ASSETS
Deferred tax asset                                        12,300                    12,300
Deposits                                                  12,303                    12,228
                                                   --------------            --------------
Total Other Assets                                       $24,603                   $24,528

TOTAL ASSETS                                          $5,992,332                $5,484,814


The accompanying notes are an integral part of these consolidated financial statements

                          GLOBAL SEAFOOD TECHNOLOGIES, INC.
                              CONSOLIDATED BALANCE SHEETS

                                                     UNAUDITED                  AUDITED
                                                   September 30                 March 31
                                                       2000                       2000
                                                   --------------            ---------------
CURRENT LIABILITIES
Accounts Payable                                         511,244                     49,288
Accounts Payable - Related (Note 1)                      -                         -
Accrued expenses                                          29,502                     29,049
Income taxes payable                                          16                   -
Notes Payable , short-term (Note 5)                      500,000                   -
Notes Payable, current portion (Note 3)                  176,823                    199,647
Notes Payable - Related (Note 4)                         113,500                    113,500
Obligations under capital leases (Note 6)                 24,478                     31,270
                                                   --------------            ---------------
                                                      $1,355,563                   $422,754

LONG-TERM LIABILITIES
Notes Payable (Note 3)                                 1,403,064                  1,402,584
Obligations under capital leases (Note 6)                 42,718                     54,261
                                                   --------------            ---------------
TOTAL LONG-TERM LIABILITIES                           $1,445,782                 $1,456,845

TOTAL LIABILITIES                                     $2,801,345                 $1,879,599

STOCKHOLDER'S EQUITY
Preferred stock                                              200                        200
(Issued and outstanding)                                 200,000                    200,000
Common stock                                              13,124                     13,124
(Issued and outstanding)                              13,124,046                 13,124,046
Additional Paid-in Capital                             4,411,285                  4,411,285
Prepaid non-compete agreement                            (95,667)                  (111,612)
Subscription Receivable                                  (46,486)                   (46,486)
Retained Earnings                                     (1,091,468)                  (661,296)
                                                   --------------            ---------------
TOTAL STOCKHOLDER'S EQUITY                            $3,190,987                 $3,605,215

TOT. LIAB. AND EQUITY                                 $5,992,332                 $5,484,814

The accompanying notes are an integral part of these consolidated financial statements

                            GLOBAL SEAFOOD TECHNOLOGIES, INC.
                          CONSOLIDATED STATEMENT OF OPERATIONS
                                        UNAUDITED


                                                         Six Months Ended September 30
                                                        2000                       1999
                                                   ---------------            --------------
NET SALES                                              $9,211,238                $7,546,442

EXPENSES
Cost of Sales                                           7,281,698                $4,753,155
Non-compete covenant                                       15,944                     7,972
Depreciation expense                                      198,246                   205,695
Bad debt expense                                                0                         0
Selling, general and administrative                     2,112,613                 2,631,186
                                                   ---------------            --------------
TOTAL EXPENSES                                         $9,608,501                $7,598,009

INCOME BEFORE OTHER ITEMS                               ($397,263)                 ($51,567)

Other income                                               20,265                    23,933
Interest income                                            25,939                    11,751
Gain of disposition of assets                                   0                         0
Interest expense                                          (79,113)                  (74,672)
                                                   ---------------            --------------
TOTAL OTHER INCOME (EXPENSE)                             ($32,909)                 ($38,987)

NET INCOME BEFORE TAXES                                 ($430,172)                 ($90,554)

PROVISION FOR TAXES                                            $0                      $918

NET INCOME                                              ($430,172)                 ($91,472)

BASIC EARNINGS PER SHARE                                   ($0.03)                   ($0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                                  13,124,046                12,671,383

DILUTED EARNINGS PER SHARE                                 ($0.02)                   ($0.00)

WEIGHTED AVERAGE NUMBER                                19,624,046                19,171,383
OF DILUTED SHARES

           The accompanying notes are an integral part of these consolidated financial statements

                                  GLOBAL SEAFOOD TECHNOLOGIES, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               UNAUDITED

                                                                      Six Months Ended September 30
                                                               -----------------------------------------
                                                                   2000                       1999
                                                               --------------            ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                         ($430,172)                  ($91,472)

Adjustments to Net Income:
Depreciation                                                         198,246                    205,695
(Gain) Loss on Sale of Assets                                              0                          0
Decrease in Prepaid Non Compete                                       15,945                          0
                                                               --------------            ---------------
Total Adjustments to Net Income                                     $214,191                   $205,695

Changes in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable
and Accounts Receivable Related                                   (1,021,309)                  (427,346)
(Increase) Decrease in Taxes Receivable                                    0                          0
(Increase) Decrease in Deferred Tax Asset                                  0                          0
(Increase) Decrease in Inventories                                  (192,889)                  (502,125)
(Increase) Decrease in Pre-paid Expenses                                   0                   (162,355)
(Increase) Decrease in Deposits                                          (75)                    (8,870)
Increase (Decrease) in Accounts Payable
and Accounts Payable Related                                         461,956                   (179,125)
Increase (Decrease) in Taxes Payable                                      16                          0
Increase (Decrease) in Accrued Expenses                                  453                      2,366
                                                               --------------            ---------------
Total Changes in Assets and Liabilities                             (751,848)                (1,277,456)
Net Cash Provided by Operating Activities                          ($967,829)               ($1,163,233)

CASH FLOWS FROM INVESTING ACTIVITIES:

Sale of Property and Equipment                                             0                     37,500
Purchase of Property and Equipment                                  (183,158)                  (488,993)
                                                               --------------            ---------------
Net Cash Used in Investing Activities                              ($183,158)                 ($451,493)

CASH FLOWS FROM FINANCING ACTIVITIES:

Additional Capital Contributed                                             0                    792,600
Proceeds From Sale of Preferred Stock                                      0                  2,000,000
Payments on Notes Payable and Leases Payable                         (40,679)                  (728,802)
Proceeds From Notes Payable and Leases Payable                       500,000                    769,531
                                                               --------------            ---------------
Net Cash Provided (Used by)Financing Activities                     $459,321                 $2,833,329

NET INCREASE (DECREASE) IN CASH                                    ($691,666)                $1,218,603

BEGINNING CASH AND CASH EQUIVALENTS                               $1,303,120                   $743,718

ENDING CASH AND CASH EQUIVALENTS                                    $611,454                 $1,962,321

            The accompanying notes are an integral part of these consolidated financial statements

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                 Consolidated Statements of Shareholders' Equity


                                 Preferred Stock     Common Stock      Additional                    Prepaid      Retained
                                 ---------------   -----------------    Paid-in    Subscription    Non-compete    Earnings
                                 Shares   Amount   Shares     Amount    Capital     Receivable      Agreement     (Deficit)
                                 ------   ------   ------     ------    -------     ----------      ---------     ---------
Balance, March 31, 2000          200,000   $200   13,124,046  $13,124   $4,411,285    ($46,486)     ($111,612)    ($661,296)

Amortization of Prepaid
 Non-compete Agreement                                                                               ($15,945)

Net income for six months ended
  September 30, 2000                                                                                              ($430,172)
                                 -------   ----   ----------  -------   ----------    --------       --------   -----------
Balance, September 30, 2000      200,000   $200   13,124,046  $13,124   $4,411,285    ($46,486)      ($95,667)  ($1,091,468)
                                 =======   ====   ==========  =======   ==========    ========       ========   ===========

               The accompanying notes are an integral part of these consolidated financial statements

                 Notes to the Consolidated Financial Statements
                           September 30, 2000 and 1999

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

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                 Notes to the Consolidated Financial Statements
                           September 30, 2000 and 1999

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         a. Organization (Continued)

         Custom, a wholly-owned subsidiary, was incorporated under the laws of the State of Mississippi on February 15, 1988. It was incorporated for the purpose of being a full service processor, packager, and storage provider of shrimp and other seafood. CoMar, a wholly-owned subsidiary, was incorporated under the laws of the State of Alabama on February 26, 1993. The operations of CoMar, as a full service processor and packager of shrimp and other seafood products, were moved to Custom during the last half of the last fiscal year.

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

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                 Notes to the Consolidated Financial Statements
                           September 30, 2000 and 1999

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

                  Machinery and equipment           5 to 7 years
                  Furniture and fixtures            5 to 7 years
                  Buildings                         3 to 7 years
                  Vehicles                          5 years
                  Water well                        7 years

         h. Accounts Receivable

         Accounts receivable are recorded net of the allowance for doubtful accounts of $5,886 and $5,886 as of September 30, 2000 and 1999, respectively.

         i. Related Party Transactions

         The Company purchases some of its product and supplies from a related company. The amounts owed to this company at September 30, 2000 and 1999 was $164 and $45,379, respectively.

         The Company also sells some of its product to the same related company. The amounts owed from this company at September 30, 2000 and 1999 was $295,627 and $53,442, respectively.

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

         l. Reclassifications

         Certain prior period amounts have been reclassified to conform to the September 30, 2000 financial statement presentation.

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                 Notes to the Consolidated Financial Statements
                           September 30, 2000 and 1999

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

         o. Prepaid Consulting

         During the year ended March 31, 1999, the Company issued 50,000 shares of its outstanding common stock valued at $1.56 per share under a consulting/investment relations agreement for a 12-month period beginning April 1, 1999. The 50,000 shares issued were valued at the fair market value of the services to be performed or $78,000 which approximated the fair value of the shares on the date of issuance. The $78,000 was recorded by the Company as prepaid consulting as on March 31, 1999, and was fully amortized during the year ended March 31, 2000. The unamortized balance as of September 30, 1999 was $39,000.

         p. Prepaid Non-Compete Agreement

         The Company entered into a covenant-not-to-compete during the year ended March 31, 1991. The original agreement required $492,000 to be paid over 10 years at $49,200 each year. The agreement was amended in 1994 due to an examination by the Internal Revenue Service that reduced the required annual payment to $32,800.

         During the year ended March 31, 2000, the Company issued 114,800 shares of its outstanding common stock in lieu of the future payments required under the non-compete agreement. These shares were valued at $143,500 or $1.25 per share. Amortization on the prepaid agreement through September 30, 2000 was $47,833.

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                 Notes to the Consolidated Financial Statements
                           September 30, 2000 and 1999

NOTE 2 - PROPERTY AND EQUIPMENT

         Property and equipment at September, 2000 and 1999 consisted of the following:
                                                          September 30
                                                       2000          1999
                                                  ------------   ------------
             Land                                 $    103,267  $     102,926
             Buildings and improvements              1,410,289      2,057,887
             Furniture and fixtures                     29,319         26,780
             Machinery and equipment                 3,239,269      3,069,494
             Vehicles                                   30,920         27,820
             Water well                                121,441        121,441
                                                  ------------   ------------
                     Total                           4,934,504      5,406,348

                  Less accumulated depreciation     (2,686,542)    (2,375,320)
                                                  ------------   ------------
                  Property and equipment - net    $  2,247,962  $   3,031,028
                                                  ============  =============

         Depreciation expense for the six months ended September 30, 2000 and 1999 was $198,246 and $205,695, respectively.

         During the year ended March 31, 2000, the Company recorded an impairment loss of $775,000 on the building and improvements based upon the decline in market value of the building during the year.

NOTE 3 - NOTES PAYABLE

         Notes payable at September 30, 2000 and 1999 consisted of the following:

                                                                                               September 30
                                                                                           2000             1999
                                                                                     --------------  ---------------
              Note payable, secured by property, interest at 8.05%,
                interest and principal payments of $16,124 due monthly,
                matures on July 5, 2003.                                             $    1,108,613  $     1,214,975

              Note payable, secured by property, interest at 9.0%,
               interest and principal payments of $1,497 due monthly,
               matures on July 1, 2012.                                                     134,090          138,285

              Note payable, secured by property, interest at 8.0%,
               interest and principal payments of $702 due monthly,
               matures on November 23, 2003.                                                 23,133           29,401

              Note payable, secured by property, interest at 7.5%,
               interest and principal payments of $399 due monthly,
               matures on November 15, 2002.                                                  9,210           13,447

              Note payable, secured by property, interest at 7.5%,
               interest and principal payments of $737 due monthly,
               matures on October 15, 2002.                                                  16,991           24,218

              Note payable, unsecured, interest at 8.0%, interest
               due annually, principal due from gross profits (Note 11).                     80,000           -
                                                                                     --------------  ---------------

              Balance forward                                                        $    1,372,037  $     1,420,326
                                                                                     --------------  ---------------


                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                 Notes to the Consolidated Financial Statements
                           September 30, 2000 and 1999

NOTE 3 - NOTES PAYABLE (Continued)

                                                                                               September 30
                                                                                           2000             1999
                                                                                     --------------  ---------------
              Balance forward                                                        $    1,372,037  $     1,420,326

              Note payable to a bank, secured by property and equipment, interest at 9.25%, interest and principal payments of $440 due
               monthly, matures in September 2002.                                            9,615           13,766

              Note payable to a bank, secured by property and
               equipment,  interest at 8.0%, interest and principal
               payments of $492 due monthly, matures in January 2004.                        17,401           21,764

              Note payable to a bank, secured by property, interest
               at 8.0%, interest and principal payments of $1,531
               due monthly, matures in June 2004.                                            59,256           72,175

              Note payable to a bank, secured by property, interest at
               8.0%, interest and principal payments of $1,447 due
               monthly, matures June 2004.                                                   55,958           68,221

              Note payable to a bank, secured by property, variable Interest rate, presently 9.5%, interest and principal payments
              of $1,369.24 due monthly, matures September 5, 2005                            65,000

              Other notes payable                                                               520              382
                                                                                     --------------  ---------------

                   Total notes payable                                                    1,579,887        1,596,634

                   Less: current portion                                                   (176,823)        (178,992)
                                                                                     --------------  ---------------

                   Long-term notes payable                                           $    1,403,064  $     1,417,642
                                                                                     ==============  ===============

              Maturities of long-term debt are as follows:

                             Year Ending
                              March 31,                               Amount

                                 2001                           $      160,584
                                 2002                                  222,343
                                 2003                                  236,469
                                 2004                                  922,159
                                 2005                                   21,613
                                 2006 and thereafter                    -
                                                                --------------

                                     Total                      $    1,563,168
                                                                ==============

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                 Notes to the Consolidated Financial Statements
                           September 30, 2000 and 1999

NOTE 4 - NOTES PAYABLE - RELATED PARTIES

                                                                                               September 30
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
                                                                                     ==============  ===============

NOTE 5 - LINE OF CREDIT

         The Company has a line of credit with a bank. The line is secured by commercial property under a deed of trust and mortgage and by a UCC commercial security agreement, accrues interest at the bank's base rate, currently 9.5% per annum, and has a maximum balance of $1,000,000. The line is renewed annually and currently expires in October, 2001. The balance outstanding on the line of credit at September 30, 2000 was $-0-.

NOTE 6 - CAPITAL LEASES

         The Company leases certain equipment with lease terms through September 2003. Obligations under these capital leases have been recorded in the accompanying consolidated financial statements at the present value of future minimum lease payments.

         Obligations under capital leases at September 30, 2000 and 1999 consisted of the following:

                                                      September 30
                                                  2000            1999
                                             --------------  ---------------

              Total                          $       67,196  $        97,034
              Less: current portion                 (24,478)         (33,080)
                                             --------------  ---------------

              Long-term portion              $       42,718  $        63,954
                                             ==============  ===============

         The future minimum lease payments under these capital leases and the net present value of the future minimum lease payments as of March 31, 2000 are as follows:

               Year Ending
                March 31,                                                Amount

                  2001                                            $     25,143
                  2002                                                  20,907
                  2003                                                  20,575
                  2004                                                   9,789
                  2005                                                  -
                  2006 and thereafter                                   -
                                                                  ------------

             Total future minimum lease payments                        76,414

             Less, amount representing interest                         (1,559)
                                                                  ------------

             Present value of future minimum lease payments       $     74,855
                                                                  ============

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                 Notes to the Consolidated Financial Statements
                           September 30, 2000 and 1999

NOTE 7 - MAJOR CUSTOMERS AND SUPPLIERS

         For the six months period ended September 30, 2000, two customers generated sales in excess of 10% of the Company's total sales. Sales to these two customers made up approximately 49% and 24%, respectively, of total revenues for the six months ended September 30, 2000.

         For the six months ended September 30, 1999, one customer in the seafood processing and packaging segment generated sales in excess of 10% of the Company's total sales. Sales to that customer made up approximately 13% of total revenues for the six months ended September 30, 1999.

         The Company purchased product from two suppliers during the six months ended September 30, 2000 that generated costs in excess of 10% of the Company's total purchases. Purchases from these two suppliers made up approximately 27% and 23%, respectively, of total purchases for the six months ended September 30, 2000.

         The Company purchased product from three suppliers during the six months ended September 30, 1999 that generated costs in excess of 10% of the Company's total purchases. Purchases from these three suppliers combined made up approximately 45% of total purchases for the six months ended September 30, 1999.

         All significant sales and purchases that exceeded 10% during the quarters ended September 30, 2000 and 1999 were in the seafood packaging and processing segment.

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                 Notes to the Consolidated Financial Statements
                           September 30, 2000 and 1999

NOTE 8 - COMMITMENTS AND CONTINGENCIES

         Common Stock Contingency

         The Company is aware of numerous possible claims by individuals that received either through purchase or otherwise, 850,000 forged shares of the Company's common stock that purport to represent issued and outstanding shares. The shares are not listed on the Company's shareholder records and do not represent duly issued and outstanding shares of the Company's common stock. Although no litigation is pending in relation to these shares, it is possible that the Company may have to honor these 850,000 shares of common stock in the future. The shares have not been recorded by the Company at September 30, 2000 since the ultimate outcome is currently not estimatable.

         The Company is in the process of trying to recover 1,700,000 common shares. The holder of the shares is claiming breach of contract and claims that he is entitled to the shares. The claim is currently in litigation and management intends on vigorously contesting the claim. The Company has filed an answer and a counterclaim against the holder seeking specific performance of a settlement agreement previously entered into. While the possibility that an unfavorable outcome exists, the Company has determined that the potential loss is remote and fully intends on recovering the entire 1,700,000 shares. It is remotely possible, however, that the Company may have to honor these shares in the future, although the shares have not been recorded by the Company as outstanding shares as of September 30, 2000.

         The Company is also in the process of trying to recover 203,400 shares that were issued for no consideration. The shares have been requested to be returned for cancellation, but are in receivership pending authorization to be returned. Management of the Company fully intends on receiving the shares back and will pursue litigation, if necessary, to recover the shares. It is remotely possible, however, that the Company may have to honor these shares in the future, although the shares have not been recorded by the Company as outstanding shares as of September 30, 2000.

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                 Notes to the Consolidated Financial Statements
                           September 30, 2000 and 1999

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

         Leases

         The Company has entered into several non-cancelable leases, accounted for as operating leases, of certain machinery and equipment used in operations. The minimum future payments required under the operating leases are as follows:

                    Year Ending
                    March 31,                                   Amount

                         2001                           $          84,903
                         2002                                      10,894
                         2003                                      10,894
                         2004                                       5,147
                         2005                                      -
                         2006 and thereafter                       -
                                                        -----------------

                         Total                          $         111,838
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

         The Company estimates the fair value of each stock option and warrant at the grant date by using the Black-Scholes pricing model. The following assumptions were used: risk-free interest rate of 6%, eight year expected life, 35% expected volatility, and no expected dividends. Accordingly, no additional expense was recorded for the quarters ended September 30, 2000 and 1999.

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                 Notes to the Consolidated Financial Statements
                           September 30, 2000 and 1999

NOTE 10 - JOINT PARTICIPATION AGREEMENT

         On March 20, 2000, the Company entered into a joint participation agreement for the allocation and distribution of profit to be derived from participation in an aquaculture farming operation in the State of Mississippi. As part of the agreement, the other participant paid a $100,000 participation fee to the Company that was recorded as additional capital contributed for the year ended March 31, 2000. In addition, the participant loaned the Company $80,000 to be used for working capital in the operation of the farm (see Note 3). The Company is to provide the agricultural land lease, expertise in producing freshwater prawns, post-larvae to seed the ponds, equipment and housing for the operation.

         Profits derived from the operation of the farm will be allocated 51% to the Company and 49% to the other participant, after the $80,000 loan is repaid. No profit had been earned at September 30, 2000. The agreement is for one year, but can be extended annually at the agreement of the parties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following selected financial data, as of, and for each of the comparable fiscal quarters ended September 30, have been extracted from the unaudited financial statements of the Company, a copy of which is included herein. All such data should be read only in conjunction with, and is qualified in their entirety by reference to, the Company's financial statements and accompanying notes.

                             SELECTED FINANCIAL DATA
                  (Dollars in thousands, except per share data)

                                AS OF AND FOR THE
                      SIX MONTH PERIOD ENDED SEPTEMBER 30,

INCOME STATEMENT
                                            Percentage                             Percentage
                              2000         of Net Sales              1999          of Net Sales
                              -----        ------------              ----          ------------
REVENUE:                   $    9,211         100 %              $   7,546             100 %

OPER. EXPENSES             $    9,609         104 %              $   7,598             101 %

INCOME BEFORE
OTHER ITEMS                $     (397)         (4 %)             $     (52)             (1 %)

OTHER INC (EXP)            $      (33)         (0 %)             $     (39)             (0 %)

NET INCOME
BEFORE TAX                 $     (430)         (5 %)             $     (91)             (1 %)

PROVISION FOR
INCOME TAX                 $        0                            $       0
                           ----------                            ---------

NET INCOME                 $     (430)         (5 %)             $     (91)             (1 %)

NET INCOME (LOSS)
PER SHARE(1)               $    (0.03)                           $   (0.01)

                                                       SEPTEMBER 30, 2000       MARCH 31, 2000
                                                     ----------------------     --------------
BALANCE SHEET:

TOTAL ASSETS:                                               $   5,992              $   5,484

LONG-TERM OBLIGATIONS:(2)                                   $   1,647              $   1,608

TOTAL STOCKHOLDERS' EQUITY                                  $   3,191              $   3,605

(1) Net Income (Loss) from continuing operations per share includes the weighted average number of shares of the Company's common capital outstanding

(2) Long-term Obligations includes the current portion of long-term debt and capital leases

Overview and Forward-Looking Statements

This report and other oral and written statements made by the Company to the public contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of words and phrases such as "believe", "expect", "anticipate", "should", "planned", "estimated", and "potential", among others. Forward-looking statements are based on management's current expectations of beliefs and are subject to a number of factors and uncertainties that could cause actual results, levels of activity, performance or achievements to differ materially from those described.

Business Segments

Seafood Processing

Our core seafood packaging business of the company, which is conducted through our Custom Pack subsidiary, provided 89% and 86% of revenues in each of the first six months periods of the 1999 and 2000 fiscal years, respectively. The core business volume at Custom Pack actually increased 18.5% when comparing these two periods. The relative decline that is evidenced as a percentage of total revenues is a function of greater revenue growth in other business segments of the company.

Recreational Fishing Bait

Revenue growth from our Killer Bee Bait subsidiary has been strong for the first six months, increasing 122% from $548,182 for the six months through September 30, 1999 to $1,214,490 for the comparable period in 2000. This has resulted from both the growth in outlets to 566 and also from the late strength of ballyhoo sales in the month of September. In order to position ourselves as a premium supplier of ballyhoo, we had acquired Drag N Bait in June 1999, and also earlier this year had expanded our contacts for this product from international sources. However, availability of ballyhoo was extremely low in July and August throughout the industry, and this factor adversely affected the performance of Killer Bee during those critical sales months. In September we were able to produce significant quantities domestically and acquire additional supplies internationally, which resulted in our largest sales month in history for Killer Bee. We expect that ballyhoo sales will continue throughout the fall months, even though sales of other bait products should decline seasonally during that period.

Freshwater Shrimp Aquaculture

Revenues from our aquaculture division were not significant enough to impact reported results for the first six months of the current fiscal year. For the six months ending September 30, 1999, aquaculture revenues were only $19,454, and for the current six months period, aquaculture revenues were $56,385, or 0.06% of total revenues for the company. However, contributions from this business segment are expected to appear in future financial results next year, because of our expanding capacities to grow freshwater shrimp.

On October 3, 2000 we announced the signing of an exclusive consulting agreement with Aquaculture of Texas, Inc., which is expected to further enhance our technological base to facilitate the growth of freshwater shrimp commercially in the United States. More importantly, in this current fiscal year our aquaculture division successfully demonstrated the commercial production of freshwater shrimp by moving from small, test ponds to full scale production accommodating approximately 80 acres in Wiggins, MS. The shrimp were successfully harvested from our ponds, and the product produced favorable yields and margins, which validated our business model for this segment. We are in the process of expanding our capacities for hatching, nursing, and growing freshwater shrimp over ten-fold for the next fiscal season. We are also pursuing potential joint venture proposals, which could increase such expansion further if agreements can be reached.

Results of Operations

Our company reported a consolidated net loss from operations for the six months period ending September 30, 2000 of $430,172. The operations of our core business were profitable, but Killer Bee contributed approximately $385,000 to the reported loss figure and aquaculture operated at a $117,000 loss, as well. Both of these areas reflect our company's planned investment in the future. The unexpected shortage of ballyhoo, discussed above, contributed to the negative results at Killer Bee. Additionally, the Killer Bee operations reflect the increased levels of selling and administrative expenses which have been incurred to increase sales activities. This has contributed to the 122% sales growth, which we have experienced at Killer Bee, and we expect that continuing sales growth will work to reduce these reported losses.

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

Net sales for the six months ended September 30, 2000 increased as compared to the six months ended September 30, 1999 from $7,546,442 to $9,211,238, primarily because of an increase in product sales amounting to $1,198,800 in the core business segment. Management views this change as being a function of fluctuating seasonal factors rather than an indication of a sales trend. On the whole, core business operations continue to be viewed as stable.

Sales from Killer Bee increased 123% from $548,182 to $1,221,700 in comparing the respective six month periods ending September 30. Killer Bee expanded from serving under 100 accounts at September 30, 1999 to over 500 accounts at September 30, 2000. Independent accounts increased to more than 400 in number, and larger corporate retail accounts expanded to over 160, including 54 Wal Mart and 32 K Mart locations in the Gulf Coast and Atlantic regions. The sales increases were notably strong in the ballyhoo product, despite an industry-wide shortage of supply in July and August. We were able to report strong September ballyhoo sales, which contributed greatly to our reported results, because of our ability to acquire abundant supplies from areas outside the traditional Florida market sources. In the near future, we expected to see a seasonal slowing in demand for bait products, but over-all, Killer Bee is continuing to expand sales locations and should experience continued sales growth.

Expenses

Cost of sales includes processing and packaging costs, including plant labor, in-bound and out-bound freight, and the raw material (seafood) costs where the products are processed for the Company's own account. Where processing is done for third-party accounts, the raw material (seafood) costs are not carried on the Company's books. Approximately18% of net sales in the core business segment is reflected in processing for third parties, in which case we charge a processing fee and do not maintain any inventory level of product for our own account.

The increase in cost of sales from $4,753,155 to $7,281,698 reflects the higher volume of product sales in the core segment as well as the increased sales from Killer Bee. Additionally, relatively higher prices that were paid for seafood products in the September 30, 2000 period compared to the prevailing prices in the September 30, 1999 period.

Selling, general and administrative expenses remained steady, and actually recorded a reduction from $2,631,186 in the September 30, 1999 period to $2,112,613 in the September 30, 2000 period, a decline of 20%. We believe that the additional revenue growth, which is expected in upcoming quarters, can be achieved without significant increases in administrative overhead.

We have integrated the CoMar operations with those of Custom Pack by transferring the packaging and processing operations of CoMar to the Custom Pack facility which management believes will improve the performance of that business. Where operations of Co Mar had been discussed separately in previous reports, all such operations are now being reported within the results of Custom Pack.

Other Income (Expenses)

Impairment Loss

During the last fiscal year, we decided to discontinue the operations at the CoMar Foods facility. This decision was influenced by the cessation of certain product lines and the transfer of other processing operations to Custom Pack. The CoMar facility was listed for sale, and the Company recorded a one time Impairment Loss of $775,000 in the financial statements for the year ending March 31, 2000. There were no additional write downs necessary during the first six months of the current fiscal year, and none are expected in the future.

Working Capital

As we continue to execute on our business plans for both Killer Bee and for our aquaculture division, working capital requirements are expected to reflect greater demands from those areas. Beginning with the acquisition of Killer Bee, Inc. last year, we began packaging and distributing frozen bait products for the recreational fishing industry. The nature of this business segment requires that we acquire, process, and have available for distribution an adequate supply of product in inventory. As this business expands, our relative levels of inventory will also expand. Additionally, the core business segment, which had not required significant levels of inventory, has found it necessary to purchase products in advance in order to fulfill customer needs. As a result, Custom Pack inventories have shown an increase in this latest quarter. Killer Bee inventories declined in the quarter in line with sales during the peak summer fishing season, but should be restored in coming months. The balance sheet as of September 30, 2000 reflects an increase in inventory to $834,597 from $641,708 at March 31, 2000 due primarily to the operations of Custom Pack.

Similarly, sales in the core business segment are generally settled at the time of wholesale delivery, so that accounts receivable have customarily been maintained at relatively low levels. However, in the first six months of this fiscal year, Custom Pack generated an increase in accounts receivable because of an early start of the shrimp season and a need to acquire product in advance for our customers. Custom Pack accounted for 83% of total accounts receivable at September 30, 2000, which is proportionate to its contribution to total revenues of the company.

As of September 30, 2000 the company maintained cash reserves of $611,454, and current assets exceeded current liabilities by $2,365,585, or 175%. Current liabilities increased from the figure at March 31,2000 to support a corresponding increase in sales and trade accounts receivable.

Seasonality

Because of the availability of seafood throughout the world markets, there is only a modest seasonal factor for the Company's core business. Typically, the Company's operating activities increase slightly during the spring and fall domestic shrimp harvesting seasons, depending on the abundance of the crop that is found in the wild. In the results reported for the six months ending September 30, 2000 there was a relatively early start to the shrimp season. The revenues of Killer Bee demonstrate seasonality that reflects the higher recreational fishing activities in the warmer months of the year, which encompass the first and second quarters of the fiscal year. Future revenues of the aquaculture division will reflect a seasonal harvest of product, which is recognized in the second and third quarters of our fiscal year.

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

Operating Activities

The Company's Consolidated Statement of Cash Flows reported $967,829 in funds used by operating activities in the six months ended September 30, 2000 compared to $1,163,233 used in operating activities in the September 30, 1999 period. The primary factors involved increases in both accounts receivable of $1,021,309 and inventory of $192,889 that accompanied an increase in accounts payable of $461,956. The operating loss used $430,172 in funds, while Depreciation provided $198,246.

Investing Activities

Net investing activities in the six months ended September 30, 2000 consumed only $183,158 in funds compared to $451,493 in funds used in the September 30, 1999 period. The related activities last year included the acquisition of Drag N Bait as part of our investment in Killer Bee.

Financing Activities

Financing activities were a much more significant source of net cash for the Company in the September 30, 1999 period where $2,792,000 in proceeds from sale of preferred and common stock and additional capital was contributed. In the six months ended September 30, 2000 the only financing activities involved the outflows relating to payments made on existing notes and leases plus additional short term borrowings of $500,000.

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

         (a)      None
         (b)      None
         (c)      None
         (d)      Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders was held on July 21, 2000, pursuant to written notice and the Company's bylaws. The total number of the Company's shares outstanding on July 14, 2000, the record date of the meeting, was 13,124,046 of which 13,000,629 were present, in person or by proxy. The following persons were nominated by management and each was elected to serve as a director of the Company until the next annual meeting of stockholders:

                  Brent Gutierrez
                  Clayton F. Gutierrez
                  Frank C. Gutierrez
                  Anita K. Gutierrez
                  William Schofield

         The following matters were submitted to stockholders and adopted by the requisite vote of a majority of the shares present and voting on the matter:

                                                 For        Against             Abstain
                                                 ---        -------             -------
To approve the Company's 2000 Equity           6,280,798     179,326             99,800
Incentive Plan

                                                 For        Against             Abstain
                                                 ---        -------             -------
To approve the adoption of new Bylaws          6,405,273     47,326             107,325

                                                 For        Against             Abstain
                                                 ---        -------             -------
To ratify the selection of the Company's     12,711,646      46,123              72,050
  independent certified public accountant
  for the current fiscal year

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

November 13, 2000                   GLOBAL SEAFOOD TECHNOLOGIES, INC.




                                    By: /s/ Brent Gutierrez
                                        ----------------------------------
                                        Brent Gutierrez, President
                                        and Chief Executive Officer