Form 10QSB
period 2000-12-31
GLOBAL SEAFOOD TECHNOLOGIES INC
filed 2001-02-13
CIK 1080533

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

For the Quarter Period Ended
December 31, 2000                                    Commission File No. 0-28495

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its Charter)

            Nevada                                          93-1219887
  (State or jurisdiction of                                (IRS Employer
incorporation or organization)                           Identification No.)

555 Bayview Avenue, Biloxi, Mississippi                         39530
---------------------------------------------------            -------
(Address of Principal Executive Office)                       (Zip Code)

Registrant's telephone number, including area code:    (228) 435-3632
---------------------------------------------------    --------------

Former name, former address and former fiscal year,
if changed since last report:  None
---------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]


As of December 31, 2000, there were 13,233,833 shares of Common Stock, $.001 par value outstanding.

================================================================================

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 2000
   and March 31, 2000                                                    3

Consolidated Statements of Operations for the three months and nine
   months ended December 31, 2000 and December 31, 1999                  5

Consolidated Statements of Cash Flows for the nine
   months ended December 31, 2000 and December 31, 1999                  6

Notes to the financial statements                                        7

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                              UNAUDITED                AUDITED
                                             December 31               March 31
                                                2000                     2000
                                           ---------------          ---------------
CURRENT ASSETS
Cash and cash equivalents (Note 1)                778,267                1,303,120
Accounts Receivable-net (Note 1)                1,430,115                  851,718
Accounts Receivable - Related, net                472,026                  350,451
Pre-paid income taxes                               5,648                   46,111
Pre-paid Expenses                                   1,827                    1,827
Inventories (Note 1)                              902,962                  641,708
Deferred tax asset, current                         2,300                    2,300
                                           ---------------          ---------------
TOTAL CURRENT ASSETS                           $3,593,145               $3,197,235

PROPERTY AND EQUIPMENT
Land                                              103,266                  102,926
Buildings and Improvements                      1,522,457                1,373,324
Furniture and Fixtures                             29,319                   29,319
Machinery and Equipment                         3,353,173                3,096,515
Vehicles                                           30,920                   27,820
Water Well                                        121,441                  121,441
                                           ---------------          ---------------
TOTAL FIXED ASSETS                              5,160,576                4,751,345
Less Accumulated Depreciation                  (2,778,927)              (2,488,294)
                                           ---------------          ---------------
PROPERTY AND EQUIPMENT, NET                    $2,381,649               $2,263,051

OTHER ASSETS

Deferred tax asset                                 12,300                   12,300
Deposits                                           11,961                   12,228
                                           ---------------          ---------------
Total Other Assets                                $24,261                  $24,528

TOTAL ASSETS                                   $5,999,055               $5,484,814
                                           ===============          ===============

The accompanying notes are an integral part of these consolidated financial statements


                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                     CONSOLIDATED BALANCE SHEETS (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                             UNAUDITED                 AUDITED
                                            December 31                March 31
                                                2000                     2000
                                           ---------------          ---------------
CURRENT LIABILITIES
Accounts Payable                                  959,735                   49,288
Accounts Payable - Related (Note 1)               147,852                        -
Accrued expenses                                   26,960                   29,049
Income taxes payable                                   16                        -
Notes Payable, current portion (Note 3)           183,069                  199,647
Notes Payable - Related (Note 4)                  113,500                  113,500
Obligations under capital leases (Note 6)          20,493                   31,270
                                           ---------------          ---------------
                                               $1,451,625                 $422,754

LONG-TERM LIABILITIES
Notes Payable (Note 3)                          1,282,034                1,402,584
Obligations under capital leases (Note 6)          34,919                   54,261
                                           ---------------          ---------------
TOTAL LONG-TERM LIABILITIES                    $1,316,953               $1,456,845

TOTAL LIABILITIES                              $2,768,578               $1,879,599

STOCKHOLDER'S EQUITY
Preferred stock                                       200                      200
(Issued and outstanding)                          200,000                  200,000
Common stock                                       13,234                   13,124
(Issued and outstanding)                       13,233,833               13,124,046
Additional Paid-in Capital                      4,493,515                4,411,285
Prepaid non-compete agreement                     (87,695)                (111,612)
Subscription Receivable                           (46,486)                 (46,486)
Retained Earnings                              (1,142,291)                (661,296)
                                           ---------------          ---------------
TOTAL STOCKHOLDER'S EQUITY                     $3,230,477               $3,605,215

TOTAL LIAB. AND EQUITY                         $5,999,055               $5,484,814
                                           ===============          ===============

The accompanying notes are an integral part of these consolidated financial statements

                                  GLOBAL SEAFOOD TECHNOLOGIES, INC.
                              CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   UNAUDITED                               UNAUDITED
                                          Nine Months Ended December 31         Three Months Ended December 31
                                      --------------------------------------------------------------------------
                                          2000                  1999                 2000              1999
NET SALES                               $14,144,961           $11,300,455          $4,933,722        $3,754,013

EXPENSES

Cost of Sales                            11,149,150            $8,853,624           3,867,453         2,553,740
Non-compete covenant                         23,917                23,916               7,972            15,944
Depreciation expense                        290,633               313,233              92,385            97,310
Bad debt expense                                363                     0                 363                 0
Selling, general and administrative       3,302,222             2,295,872           1,189,611         1,211,413
                                      --------------        --------------       -------------      ------------
TOTAL EXPENSES                          $14,766,285           $11,486,645          $5,157,784        $3,878,407

INCOME BEFORE OTHER ITEMS                 ($621,324)            ($186,190)          ($224,062)        ($124,394)

Other income                                215,163                29,911             194,898             5,978
Interest income                              34,316                59,964               8,378            48,212
Gain of disposition of assets                     0                     0                   0                 0
Interest expense                           (109,150)             (110,986)            (30,037)          (36,314)
                                      --------------        --------------       -------------      ------------
TOTAL OTHER INCOME (EXPENSE)               $140,329              ($21,111)           $173,239           $17,876

NET INCOME BEFORE TAXES                   ($480,995)            ($207,301)           ($50,823)        ($106,518)

PROVISION FOR TAXES                              $0                  $918                  $0                $0

NET INCOME                                ($480,995)            ($208,219)           ($50,823)        ($106,518)

BASIC EARNINGS PER SHARE                     ($0.04)               ($0.02)             ($0.00)           ($0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                    13,154,136            13,048,954          13,214,315        13,048,954

DILUTED EARNINGS PER SHARE                   ($0.02)               ($0.01)             ($0.00)           ($0.01)

WEIGHTED AVERAGE NUMBER
OF DILUTED SHARES                        19,654,136            19,548,954          19,714,315        19,548,954

The accompanying notes are an integral part of these consolidated financial statements

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         UNAUDITED
                                                                Nine Months Ended December 31
                                                          --------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                          2000                   1999
                                                          ---------------        ---------------
Net Income                                                     ($480,995)             ($208,219)

Adjustments to Net Income:
Depreciation                                                     290,633                313,233
(Gain) Loss on Sale of Assets                                          0                      0
Decrease in Prepaid Non Compete                                   23,917                      0
                                                          ---------------        ---------------
Total Adjustments to Net Income                                 $314,550               $313,233

Changes in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable
and Accounts Receivable Related                                 (699,972)              (653,059)
(Increase) Decrease in Taxes Receivable                           40,463                      0
(Increase) Decrease in Deferred Tax Asset                              0                      0
(Increase) Decrease in Inventories                              (261,254)              (533,304)
(Increase) Decrease in Pre-paid Expenses                               0                (62,913)
(Increase) Decrease in Deposits                                      267                 (9,665)
Increase (Decrease) in Accounts Payable
and Accounts Payable Related                                   1,058,299               (272,909)
Increase (Decrease) in Taxes Payable                                  16                  2,345
Increase (Decrease) in Accrued Expenses                           (2,089)                   356
                                                          ---------------        ---------------
Total Changes in Assets and Liabilities                          135,730             (1,529,149)
Net Cash Provided by Operating Activities                       ($30,715)           ($1,424,134)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Sale (Purchase) of Property and Equipment                   (409,231)              (622,822)
                                                          ---------------        ---------------
Net Cash Used in Investing Activities                          ($409,231)             ($622,822)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds From Sale ofCommon and Preferred Stock                        0              2,899,100
Net Proceeds (Payments) Notes and Leases Payable                 (84,907)               498,010
                                                          ---------------        ---------------
Net Cash Provided (Used by)Financing Activities                 ($84,907)            $3,397,110

NET INCREASE (DECREASE) IN CASH                                ($524,853)            $1,350,153

BEGINNING CASH AND CASH EQUIVALENTS                           $1,303,120               $743,718

ENDING CASH AND CASH EQUIVALENTS                                $778,267             $2,093,871


The accompanying notes are an integral part of these consolidated financial statements

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                 Consolidated Statements of Shareholders' Equity

                              Preferred Stock      Common Stock      Additional                     Prepaid         Retained
                           -------------------  ------------------    Paid-in     Subscription     Non-compete      Earnings
                             Shares    Amount     Shares    Amount    Capital      Receivable      Agreement        (Deficit)
                           ---------- --------  ---------- --------  ----------   -------------    -----------      ---------
Balance, March 31, 2000      200,000    $200    13,124,046  $13,124  $4,411,285     ($46,486)       ($111,612)     ($661,296)
Common shares issued per
Debt Conversion Agreement
dated October 16, 2000                             109,787     $110     $82,230
Amortization of Prepaid
Non-compete Agreement                                                                                 $23,917
Net loss for nine months
ended December 31, 2000                                                                                           ($480,995)

Balance, December 31, 2000   200,000    $200    13,233,833  $13,234  $4,493,515     ($46,486)        ($87,695)  ($1,142,291)
                             =======    ====    ==========  =======  ==========     ========        =========   ===========


The accompanying notes are an integral part of these consolidated financial statements


Warrants:                                               Expires           Price
Equity Advisors, Inc.     11/01/98       1,000,000      07/01/08          $1.00
Brent Gutierrez           04/01/99         500,000      04/01/09          $1.56
Clay Gutierrez            04/01/99         500,000      04/01/09          $1.56
Larry Gollott             04/01/99         500,000      04/01/09          $1.56
William Schofield         03/23/99       2,000,000      03/23/09          $1.00
                                         ---------
                                         4,500,000

                 Notes to the Consolidated Financial Statements
                      December 31, 2000 and March 31, 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Organization

         The consolidated financial statements include those of Global Seafood Technologies, Inc. (GST) and its wholly-owned subsidiaries, Custom Pack, Inc., and Killer Bee, Inc. Custom Pack, Inc. has a separate division that is accounted for as the "Aguaculture Division" in the consolidated financial statements, although it is not a separate subsidiary. Collectively, they are referred to herein as "the Company".

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

         On October 1, 1997, the Company completed an Agreement and Plan of Reorganization whereby GST issued 422,492 shares of its common stock valued at $933,707, paid $300,000 in cash and assumed liabilities of $266,293 for a total of $1,500,000 in exchange for all of the outstanding common stock of CoMar Foods, Inc. (CoMar). The acquisition has been accounted for as a purchase. The 422,492 shares issued were valued at $933,707 or $2.21 per share. The $2.21 per share amount was determined based upon the market price of the 422,492 shares issued over a reasonable period of time before and after the Agreement and Plan of Reorganization was reached, which approximated the fair market value of the assets and liabilities acquired through the purchase. CoMar Foods, Inc. has since been dissolved and its operations were moved to Custom during the last half of the last fiscal year.

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

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                 Notes to the Consolidated Financial Statements
                      December 31, 2000 and March 31, 2000

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

         c. Cash and Cash Equivalents

         Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition. The Company's cash accounts at its banks are insured by the FDIC up to $100,000. The amount in excess of the insured limits at March 31, 2000 and December 31, 2000 was $929,026 and $440,221, respectively.

         d. Basic and Fully Diluted Earnings Per Share

         The computations of basic earnings per share of common stock are based on the weighted average number of shares outstanding during the period of the consolidated financial statements. Common stock equivalents, consisting of the preferred shares and warrants, have been included in the fully diluted earnings per share.

         e. Principles of Consolidation

         The consolidated financial statements include those of Global Seafood Technologies, Inc. and its wholly-owned subsidiaries, Custom Pack, Inc. and Killer Bee, Inc. All significant intercompany accounts and transactions have been eliminated.

         f. Inventories

         Inventory supplies are stated at the lower of cost (computed on a first-in, first-out basis) or market. The inventory consists of seafood, bait products, seafood storage bags, packing boxes and other miscellaneous packaging materials.

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                 Notes to the Consolidated Financial Statements
                      December 31, 2000 and March 31, 2000

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

                   Machinery and equipment                     5 to 7 years
                   Furniture and fixtures                      5 to 7 years
                   Buildings                                   3 to 7 years
                   Vehicles                                    5 years
                   Water well                                  7 years

         h. Accounts Receivable

         Accounts receivable are recorded net of the allowance for doubtful accounts of $5,886 and $5,886 as of December 31, 2000 and March 31, 2000, respectively.

         i. Related Party Transactions

         The Company purchases some of its product and supplies from related companies. The amounts owed to these companies at December 31, 2000 and March 31, 2000 was $147,852 and $0, respectively.

         The Company also has sold product, supplies and equipment to related companies. The amounts owed from related companies at December 31, 2000 and March 31, 2000 was $472,026 and $158,477, respectively.

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

         l. Reclassifications

         Certain prior period amounts have been reclassified to conform to the December 31, 2000 financial statement presentation.

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                 Notes to the Consolidated Financial Statements
                      December 31, 2000 and March 31, 2000

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

         During the year ended March 31, 2000, the Company issued 114,800 shares of its outstanding common stock in lieu of the future payments required under the non-compete agreement. These shares were valued at $143,500 or $1.25 per share. Amortization on the prepaid agreement through December 31, 2000 was $55,805.

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                 Notes to the Consolidated Financial Statements
                      December 31, 2000 and March 31, 2000

NOTE 2 - PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 2000 and March 31, 2000 consisted of the following:

                                               December 31        March 31
                                              ------------  --------------
                                                      2000            2000
                                              ----------------------------
                                                (Unaudited)

                Land                          $    103,266  $      102,926
                Buildings and improvements       1,522,457       1,373,324
                Furniture and fixtures              29,319          29,319
                Machinery and equipment          3,353,173       3,096,515
                Vehicles                            30,920          27,820
                Water well                         121,441         121,441
                                              ------------  --------------
                Total                            5,160,576       4,751,345

                Less accumulated depreciation   (2,778,927)     (2,488,294)
                                              ------------  --------------
                Property and equipment - net  $  2,381,649  $    2,263,051
                                              ============  ==============

              Depreciation expense for the nine months ended December 31, 2000 and 1999 was $290,633 and $313,233, respectively.

              During the year ended March 31, 2000, the Company recorded an impairment loss of $775,000 on building and improvements based upon the decline in market value of the building during the year.

NOTE 3 - NOTES PAYABLE

         Notes payable at December 31, 2000 and March 31, 2000 consisted of the following:

                                                                                     December 31         March 31
                                                                                     -----------         --------
                                                                                            2000             2000
                                                                                     -----------         --------
         Note payable, secured by property, interest at 8.05%,
           interest and principal payments of $16,124 due monthly,
           matures on July 5, 2003.                                               $    1,091,428  $     1,166,816

         Note payable, secured by property, interest at 9.0%,
          interest and principal payments of $1,497 due monthly,
          matures on July 1, 2012.                                                       132,555          136,469

         Note payable, secured by property, interest at 8.0%,
          interest and principal payments of $702 due monthly,
          matures on November 23, 2003.                                                   21,496           26,351

         Note payable, secured by property, interest at 7.5%,
          interest and principal payments of $399 due monthly,
          matures on November 15, 2002.                                                    8,182           11,532

         Note payable, secured by property, interest at 7.5%,
          interest and principal payments of $737 due monthly,
          matures on October 15, 2002.                                                    15,083           20,673

         Balance forward                                                          $    1,268,744  $     1,361,841
                                                                                  --------------  ---------------

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                 Notes to the Consolidated Financial Statements
                      December 31, 2000 and March 31, 2000

NOTE 3 - NOTES PAYABLE (Continued)

                                                                                     December 31       March 31
                                                                                     -----------       --------
                                                                                            2000           2000
                                                                                     -----------       --------
         Balance forward                                                          $    1,268,744  $     1,361,841

         Note payable to a bank, secured by property and equipment, interest at 9.25%, interest and principal payments of $440 due
          monthly, matures in September 2002.                                              8,512           11,751

         Note payable to a bank, secured by property and
          equipment,  interest at 8.0%, interest and principal
          payments of $492 due monthly, matures in January 2004.                          16,267           19,656

         Note payable to a bank, secured by property, interest
          at 8.0%, interest and principal payments of $1,531
          due monthly, matures in June 2004.                                              55,900           65,895

         Note payable to a bank, secured by property, interest at
          8.0%, interest and principal payments of $1,447 due
          monthly, matures June 2004.                                                     52,836           62,284

         Note payable, unsecured, interest at 8%, interest due
         annually, principal due from gross profits.                                           -           80,000

         Note payable to a bank, secured by property, variable Interest rate, presently 9.5%, interest and principal payments
         of $1,369.24 due monthly, matures September 5, 2005.                             62,466                -

         Other notes payable                                                                 378              804
                                                                                  --------------  ---------------
                Total notes payable                                                    1,465,103        1,602,231

                Less: current portion                                                   (183,069)        (199,642)
                                                                                  --------------  ---------------
                Long-term notes payable                                           $    1,282,034  $     1,402,584
                                                                                  ==============  ===============

         Maturities of long-term debt are as follows:

              Year Ending
               March 31,                                                 Amount
              -----------                                        --------------
                  2001                                           $      160,584
                  2002                                                  222,343
                  2003                                                  236,469
                  2004                                                  922,159
                  2005                                                   21,613
                  2006 and thereafter                                         -
                                                                 --------------
                  Total                                          $    1,563,168
                                                                 ==============

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                 Notes to the Consolidated Financial Statements
                      December 31, 2000 and March 31, 2000

NOTE 4 - NOTES PAYABLE - RELATED PARTIES

                                                                                       December 31      March 31
                                                                                       -----------      --------
                                                                                              2000     2000
                                                                                       -----------      --------
                                                                                        (Unaudited)

         Note payable to shareholder, unsecured, interest at 10%,
          interest payments due quarterly and annually, principal
          amount is due on demand.                                                   $      113,500  $       113,500
                                                                                     --------------  ---------------
                Total notes payable - related parties                                $      113,500  $       113,500
                                                                                     ==============  ===============

NOTE 5 - LINE OF CREDIT

         The Company has a line of credit commitment with a bank. The line is secured by commercial property under a deed of trust and mortgage and by a UCC commercial security agreement, accrues interest at the bank's base rate, currently 9.5% per annum, and has a maximum balance of $1,000,000. The line is renewed annually and currently expires in January, 2002. The balance outstanding on the line of credit at December 31, 2000 was $-0-.

NOTE 6 - CAPITAL LEASES

         The Company leases certain equipment with lease terms through September 2003. Obligations under these capital leases have been recorded in the accompanying consolidated financial statements at the present value of future minimum lease payments.

         Obligations under capital leases at December 31, 2000 and March 31, 2000 consisted of the following:

                                                  December 31       March 31
                                                --------------  ---------------
                                                      2000             2000
                                                --------------  ---------------
                                                  (Unaudited)

                Total                           $       55,412  $        85,531
                Less: current portion                  (20,493)         (31,270)
                                                --------------  ---------------
                Long-term portion               $       34,919  $        54,261
                                                ==============  ===============

         The future minimum lease payments under these capital leases from December 31, 2000 and the net present value of the future minimum lease payments are as follows:

                Twelve months ending

                December 31, 2001                                     $  27,700
                December 31, 2002                                        22,840
                December 31, 2003                                        16,315
                December 31, 2004                                             0
                December 31, 2005 and thereafter                              0
                                                                     ----------
                Total future minimum lease payments                    $ 66,855

                Less, amount representing interest                      (11,443)
                                                                     ----------
                Present value of future minimum lease payments         $ 55,412

         The future minimum lease payments under these capital leases and the net present value of the future minimum lease payments as of March 31, 2000 are as follows:

              Year Ending
              March 31,                                                Amount
             ------------                                            ----------
               2001                                             $        25,143
               2002                                                      20,907
               2003                                                      20,575
               2004                                                       9,789
               2005                                                           -
               2006 and thereafter                                            -
                                                                ---------------
              Total future minimum lease payments                        76,414

              Less, amount representing interest                         (1,559)
                                                                ---------------
              Present value of future minimum lease payments    $        74,855
                                                                ===============

NOTE 7 - MAJOR CUSTOMERS AND SUPPLIERS

         For the nine months period ended December 31, 2000 and 1999, three customers and two customers, respectively, generated sales in excess of 10% of the Company's total sales. Sales to these customers made up approximately 76% and 29% of total revenues for the nine months ended December 31, 2000 and 1999, respectively.

         The Company purchased product from three suppliers and two suppliers, respectively, during the nine months ended December 31, 2000 that generated costs in excess of 10% of the Company's total purchases. Purchases from these suppliers made up approximately 51% and 45% of total purchases for the nine months ended December 31, 2000 and 1999, respectively.

         All significant sales and purchases that exceeded 10% during the quarters ended December 31, 2000 and 1999 were in the seafood packaging and processing segment.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

         Common Stock Contingency
         ------------------------
         The Company is aware of numerous possible claims by individuals that received either through purchase or otherwise, 850,000 forged shares of the Company's common stock that purport to represent issued and outstanding shares. The shares are not listed on the Company's shareholder records and do not represent duly issued and outstanding shares of the Company's common stock. Although no litigation is pending in relation to these shares, it is possible that the Company may have to honor these 850,000 shares of common stock in the future. The shares have not been recorded by the Company at December 31, 2000 since the ultimate outcome is currently not estimatable.

         The Company is in the process of trying to recover 1,700,000 common shares. The holder of the shares is claiming breach of contract and claims that he is entitled to the shares. The claim is currently in litigation and management intends on vigorously contesting the claim. The Company has filed an answer and a counterclaim against the holder seeking specific performance of a settlement agreement previously entered into. While the possibility that an unfavorable outcome exists, the Company has determined that the potential loss is remote and fully intends on recovering the entire 1,700,000 shares. It is remotely possible, however, that the Company may have to honor these shares in the future, although the shares have not been recorded by the Company as outstanding shares as of December 31, 2000.

         The Company is also in the process of trying to recover 203,400 shares that were issued for no consideration. The shares have been requested to be returned for cancellation, but are in

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                 Notes to the Consolidated Financial Statements
                      December 31, 2000 and March 31, 2000


NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

         receivership pending authorization to be returned. Management of the Company fully intends on receiving the shares back and will pursue litigation, if necessary, to recover the shares. It is remotely possible, however, that the Company may have to honor these shares in the future, although the shares have not been recorded by the Company as outstanding shares as of December 31, 2000.

         Leases
         ------
         The Company has entered into several non-cancelable leases, accounted for as operating leases, of certain machinery and equipment used in operations. The minimum future payments required under the operating leases are as follows:

              Year Ending
              March 31,                                             Amount
              ------------                                    -----------------
                   2001                                       $          84,903
                   2002                                                  10,894
                   2003                                                  10,894
                   2004                                                   5,147
                   2005                                                       -
                   2006 and thereafter                                        -
                                                              -----------------
                   Total                                      $         111,838
                                                              =================

NOTE 9 - WARRANTS OUTSTANDING

         On November 1, 1998, the Company granted warrants to a consultant to purchase 1,000,000 shares of common stock at $1.00 per share, which approximated market value for the shares at the time of issuance. This is consistent with the accounting treatment of SFAS No. 123, "Accounting for Stock-Based Compensation." The warrants are exercisable until July 1, 2008.

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

         The Company estimates the fair value of each stock option and warrant at the grant date by using the Black-Scholes pricing model. The following assumptions were used: risk-free interest rate of 6%, eight year expected life, 35% expected volatility, and no expected dividends. Accordingly, no additional expense was recorded for the quarters ended December 31, 2000 and 1999.

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                 Notes to the Consolidated Financial Statements
                      December 31, 2000 and March 31, 2000

NOTE 10 - JOINT PARTICIPATION AGREEMENT

         On March 20, 2000, the Company entered into a joint participation agreement for the allocation and distribution of profit to be derived from participation in an aquaculture farming operation in the State of Mississippi. The Company is to provide the agricultural land lease, expertise in producing freshwater prawns, post-larvae to seed the ponds, equipment and housing for the operation. As part of the agreement, the other participant paid a $100,000 participation fee to the Company that was recorded as additional capital contributed for the year ended March 31, 2000. In addition, the participant loaned the Company $80,000 to be used for working capital in the operation of the farm.

         On October 16, 2000, the Company and the participant executed a Debt Conversion Agreement, and the $80,000 unsecured Note payable, interest at 8.0%, was exchanged for common stock. The Company issued 109,787 shares of its common stock, which was valued at the prevailing market value for the shares at the time of issuance.

         Profits derived from the operation of the farm will be allocated 51% to the Company and 49% to the other participant. No profit had been earned at December 31, 2000. The agreement is for one year, but can be extended annually at the agreement of the parties.

NOTE 11 - SUBSEQUENT EVENTS

         On January 31, 2001, the Company reached an agreement with Natural Bait Brokers, Inc., Rockledge, FL ("Natural Bait") to acquire that company's fixed assets and customer list for distribution of recreational fishing bait products. The acquisition requires the payment of cash in the approximate amount of $200,000 plus the issuance of stock purchase warrants representing 1,000,000 shares and 500,000 shares that have exercise prices of $1.00 per share and $1.50 per share, respectively, with expiration in February, 2006. The Company estimates the fair value of each stock option and warrant at the grant date by using the Black-Scholes pricing model. The following assumptions will be used: risk-free interest rate of 6%, eight year expected life, 35% expected volatility, and no expected dividends. No additional expense is expected to be recorded for the issuance of these warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following selected financial data, as of, and for each of the comparable fiscal quarters ended December 31, have been extracted from the unaudited financial statements of the Company, a copy of which is included herein. All such data should be read only in conjunction with, and is qualified in their entirety by reference to, the Company's financial statements and accompanying notes.

                             SELECTED FINANCIAL DATA
                  (Dollars in thousands, except per share data)

                                AS OF AND FOR THE
                      NINE MONTH PERIOD ENDED DECEMBER 31,

INCOME STATEMENT

                                                     Percentage                                   Percentage
                                     2000            of Net Sales                  1999          of Net Sales
                                    -----            ------------                  ----          ------------
REVENUE:                           $ 14,145                100 %                  $11,300             100 %

OPER. EXPENSES                     $ 14,766                104 %                  $11,486             102 %

INCOME BEFORE
OTHER ITEMS                        $   (621)                (4 %)                 $  (186)             (2 %)

OTHER INC (EXP)                    $    140                  1 %                  $   (21)             (0 %)

NET INCOME
BEFORE TAX                         $   (481)                (3 %)                 $  (207)             (2 %)

PROVISION FOR
INCOME TAX                         $      0                                       $     1
                                   --------                                       -------

NET INCOME                         $   (481)                (3 %)                 $  (208)             (2 %)

NET INCOME (LOSS)
PER SHARE(1)                       $  (0.04)                                      $ (0.02)

                                AS OF AND FOR THE
                      THREE MONTH PERIOD ENDED DECEMBER 31,

                                                     Percentage                                   Percentage
                                     2000            of Net Sales                  1999          of Net Sales
                                    -----            ------------                  ----          ------------
REVENUE:                           $  4,934                100 %                 $  3,754             100 %

OPER. EXPENSES                     $  5,158                 105 %                $  3,878             103 %

INCOME BEFORE
OTHER ITEMS                        $   (224)                (5 %)                $   (124)             (3 %)

OTHER INC (EXP)                    $    173                  4 %                 $     18              (0 %)

NET INCOME
BEFORE TAX                         $    (51)                (1%)                 $   (107)             (3 %)

PROVISION FOR
INCOME TAX                         $      0                                      $      0
                                   --------                                       -------

NET INCOME                         $    (51)                (1 %)                $   (107)             (3 %)

NET INCOME (LOSS)
PER SHARE(1)                       $  (0.00)                                     $  (0.01)


                                     DECEMBER 31, 2000        MARCH 31, 2000
                                   ---------------------      --------------

BALANCE SHEET:

TOTAL ASSETS:                           $   5,999                 $5,485

LONG-TERM OBLIGATIONS:(2)               $   1,521                 $1,608

TOTAL STOCKHOLDERS' EQUITY              $   3,135                 $3,605

(1) Net Income (Loss) from continuing operations per share includes the weighted average number of shares of the Company's common capital outstanding
(2) Long-term Obligations includes the current portion of long-term debt and capital leases

Overview and Forward-Looking Statements

This report and other oral and written statements made by Global Seafood Technologies, Inc. to the public contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of words and phrases such as "believe", "expect", "anticipate", "should", "planned", "estimated", and "potential", among others. Forward-looking statements are based on management's current expectations of beliefs and are subject to a number of factors and uncertainties that could cause actual results, levels of activity, performance or achievements to differ materially from those described.

Business Segments

Seafood Processing
Our core seafood packaging business, which is conducted through our Custom Pack subsidiary, provided 93% and 88% of revenues in each of the first nine months periods of the 1999 and 2000 fiscal years, respectively. The volume at Custom Pack actually increased 25% when comparing these two periods. The declining contribution of Custom Pack revenues as a percentage of total revenues is a function of increased revenue in other business.

Recreational Fishing Bait
Revenue growth from our Killer Bee Bait subsidiary has been strong for the first nine months, increasing 111% from $753,214 for the nine months through December 31, 1999 to $1,589,739 for the comparable period in 2000. Sales for the three-month period in 2000 increased 89% compared to the 1999 three-month period. This has resulted from both the growth in outlets and also from the late strength of ballyhoo sales. We positioned ourselves as a premium supplier of ballyhoo upon the acquisition of Drag N Bait in June 1999, and the expansion of our international sources for this product. Availability of ballyhoo was extremely low in July and August throughout the industry, and this factor adversely affected the performance of Killer Bee during those critical sales months. Since September we have been able to produce significant quantities domestically and acquired additional supplies internationally. Ballyhoo sales have continued throughout the fall months, even though sales of other bait products decline seasonally during that period, and we expect a strong season in the upcoming year because of available inventory supplies.

Freshwater Shrimp Aquaculture
Revenues from our aquaculture division were not significant enough to impact reported results for the first nine months of the current fiscal year. For the nine months ending December 31, 1999, aquaculture revenues were only $19,790, and for the current nine months period, aquaculture revenues were $68,125, or 0.4% of our total revenues. Contributions from this business segment are expected to appear in future periods because of our expanding capacities to grow freshwater shrimp. Our hatchery in Ocean Springs is currently beginning production to be able to stock approximately 1,000 acres next year, which are expected to yield approximately 1,000,000 pounds of head-on shrimp.

On October 3, 2000 we announced the signing of an exclusive consulting agreement with Aquaculture of Texas, Inc., which has enhanced our technological base to grow freshwater shrimp commercially in the United States. We are continuing to pursue potential joint venture proposals and sales to contract growers, which would increase the growth in this segment.

Results of Operations

We reported a consolidated net loss from operations for the nine months period ending December 31, 2000 of $480,995. The operations of our core business were profitable, but Killer Bee contributed $566,476 to the reported loss figure and our aquaculture business operated at a $80,009 loss. For the three-month period ending December 31, we reported a loss of $50, 823 in 2000 compared to a loss of $106,518 in 1999 due to the operations of the same business segments. Both of these areas reflect our planned investment in the future. The unexpected shortage of ballyhoo in the previous quarter contributed to the negative results at Killer Bee. Additionally, the Killer Bee operations reflect the increased levels of selling and administrative expenses that were incurred to increase sales activities. We expect that the Killer Bee sales growth will continue, and that Killer Bee will report a quarterly profit in the final quarter of this fiscal year, but a loss for the entire year.

Net Sales

Net sales primarily reflect the results of our processing and packaging operations. The amount of revenues recognized in any given year is a function of whether the products in that business segment are either: a) purchased, processed, and packaged by us, or; b) processed and packaged for third parties on a consignment basis. In the first instance, revenues would be higher, reflecting the cost of the product, and in the latter case revenues would only reflect a processing charge. Gross margins are relatively unaffected by either scenario, but the reported net sales figures can be greatly affected.

Net sales for the nine months ended December 31, 2000 increased 25% as compared to the nine months ended December 31, 1999 from $11,300,455 to $14,144,961. Net Sales for the three months ended December 31,2000 increased 31% compared to the comparable 1999 period. The increases were primarily because of an increase in product sales in the core business segment.

Sales from Killer Bee increased 111% from $753,214 to $1,589,739 in comparing the respective nine month periods ending December 31. For the comparable three-month periods in 2000 and 1999, Killer Bee sales increased 89%. Killer Bee has expanded its independent accounts to approximately 400 in number, and larger corporate retail accounts expanded to over 160, including 54 Wal Mart and 32 K Mart locations in the Gulf Coast and Atlantic regions.

On January 31, 2001 we reached an agreement with Natural Bait, Inc., Rutledge, FL to acquire the assets and distribution of that company's bait sales. With that acquisition Killer Bee is now serving an additional 83 Wal Mart locations in Florida and the Atlantic Coast markets.

Expenses

Cost of sales includes processing and packaging costs, including plant labor, in-bound and out-bound freight, and the raw material (seafood) costs where the products are processed for our own account. Where processing is done for third-party accounts, the raw material (seafood) costs are not carried on the Company's books. Approximately 13% of net sales in the core business segment is reflected in processing for third parties, in which case we charge a processing fee and do not maintain any inventory level of product for our own account.

The increase in cost of sales from $7,306,897 to $11,149,150 (a 53% increase in the nine month comparable periods) reflects the higher volume of product sales in the core segment as well as the increased sales from Killer Bee. Additionally, relatively higher prices that were paid for seafood products in the December 31, 2000 period compared to the prevailing prices in the December 31, 1999 period. These same factors accounted for the 51% increase in cost of sales in the comparable three-month periods.

Selling, general and administrative expenses remained steady, and actually recorded a reduction from $3,784,102 in the December 31, 1999 nine-month period to $3,302,224 in the December 31, 2000 period, a decline of 13%. In comparing the three-month periods, the decline was 2%. Some additional overhead will be added in conjunction with the anticipated addition of the Natural Bait customers to Killer Bee, but we otherwise believe that the other revenue growth, which is expected in upcoming quarters, can be achieved without further increases in administrative expenses.

We have integrated the CoMar operations with those of Custom Pack by transferring the packaging and processing operations of CoMar to the Custom Pack facility. Where operations of Co Mar had been discussed separately in previous reports, all such operations are now being reported within the results of Custom Pack.

Other Income (Expenses)

Impairment Loss

During the last fiscal year, we decided to discontinue the operations at the CoMar Foods facility. This decision was influenced by the cessation of certain product lines and the transfer of other processing operations to Custom Pack. The CoMar facility was listed for sale, and the Company recorded a one time Impairment Loss of $775,000 in the financial statements for the year ending March 31, 2000. There were no additional write downs necessary during the first nine months of this fiscal year, and none are expected in the future.

During the third fiscal quarter, we received litigation settlement proceeds of approximately $120,000, which represented lease payments owed to us by a party in bankruptcy. These proceeds were recorded as Other Income for the nine months ended December 31, 2000.

Working Capital

As we continue to execute on our business plans for both Killer Bee and for our aquaculture division, working capital requirements are expected to reflect greater demands from those areas. Beginning with the acquisition of Killer Bee, Inc. last year, we began packaging and distributing frozen bait products for the recreational fishing industry. The nature of this business segment requires that we acquire, process, and have available for distribution an adequate supply of product in inventory. As this business expands, our relative levels of inventory will also expand. Additionally, the core business segment, which had not required significant levels of inventory, has found it necessary to purchase products in advance in order to fulfill customer needs. As a result, Custom Pack inventories have shown an increase in the latest two quarters. Killer Bee inventories declined in the latest quarter in line with sales declining sales in the winter fishing season, but should be restored in coming months. The balance sheet as of December 31, 2000 reflects an increase in inventory to $902,962 from $641,708 at March 31, 2000 due primarily to the operations of Custom Pack.

Similarly, sales in the core business segment are generally settled at the time of wholesale delivery, so that accounts receivable have customarily been maintained at relatively low levels. However, in the first nine months of this fiscal year, Custom Pack generated an increase in accounts receivable in line with the increase in product sales. Custom Pack accounted for 90% of total accounts receivable at December 31, 2000, which is proportionate to its contribution to total revenues of the company.

As of December 31, 2000 the company maintained cash reserves of $778,267, and current assets exceeded current liabilities by $2,141,519, or 148%. Current liabilities increased from the figure at March 31,2000 to support a corresponding increase in sales and trade accounts receivable.

Seasonality

Because of the availability of seafood throughout the world markets, there is only a modest seasonal factor for our core business. Typically, our operating activities increase slightly during the spring and fall domestic shrimp harvesting seasons, depending on the abundance of the crop that is found in the wild. The revenues of Killer Bee demonstrate seasonality that reflects the higher recreational fishing activities in the warmer months of the year, which encompass the first and second quarters of the fiscal year. Future revenues of the aquaculture division will reflect a seasonal harvest of product, which is recognized in the second and third quarters of our fiscal year.

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

The aquaculture division has successfully initiated commercial production of freshwater shrimp in the United States by seeding several ponds in Mississippi earlier this year. We harvested less than 100,000 pounds of freshwater shrimp this season, but we anticipate significant growth in the future, depending on the availability of capital and the acreage seeded each season. Discussions are on-going with potential investors, and the extent of our expansion in this business segment that is beyond that which can be financed from internal cash flows will be determined by the results of these potential financing activities.

Cash Flow

Our operations have historically been funded from cash flow from operations of Custom Pack. This continues to be the case, however, financing activities in the last fiscal year ended March 31, 2000 provided significant capital resources, as well.

Operating Activities

Our Consolidated Statement of Cash Flows reported $30,715 in funds used by operating activities in the nine months ended December 31, 2000 compared to $1,424,134 used in operating activities in the December 31, 1999 period. The primary factors involved increases in both accounts receivable of $699,972 and inventory of $261,254 that accompanied an increase in accounts payable of $1,058,299. The operating loss used $480,995 in funds, while Depreciation and other adjustments provided $314,550.

Investing Activities

Net investing activities in the nine months ended December 31, 2000 consumed $409,231 in funds compared to $622,822 in funds used in the December 31, 1999 period. The activities this year have included additions to our aquaculture facilities. The related activities last year included the acquisition of Drag N Bait as part of our investment in Killer Bee.

Financing Activities

Our financing activities were a much more significant source of net cash in the December 31, 1999 period where $2,899,100 in proceeds from sale of preferred and common stock and additional capital was contributed and $498,010 was provided from notes and leases. In the nine months ended December 31, 2000 the financing activities involved the net outflows relating to payments made on existing notes and leases and the conversion of a portion of debt to equity.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are named defendants in a lawsuit filed in the Supreme Court of the State of New York, County of New York, Index No. 605716-98. The plaintiff, Lawrence Skolnick, has made a claim of breach of contract and is seeking to keep 1,700,000 shares of our common stock. We have filed an answer and counterclaim against the plaintiff and certain third parties seeking recovery of the shares and specific performance. While the possibility that an unfavorable outcome exists, we have determined that the potential loss is remote and we fully intend on recovering the entire 1,700,000.

Other than the lawsuit described above, neither the Company nor any of its directors or executive officers, nor any controlling shareholder, is a party to any pending legal or administrative proceeding having the potential for any material affect upon any matter herein discussed, nor are any of the Company's properties the subject of such a proceeding, and no such proceeding is known to be overtly threatened.

ITEM 2.  CHANGES IN SECURITIES

(a)      None
(b)      None
(c)      None

(d)      Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed as part of this report

         None

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 13, 2001                         GLOBAL SEAFOOD TECHNOLOGIES, INC.



                                          By: /s/ Brent Gutierrez
                                              ---------------------------------
                                              Brent Gutierrez, President and
                                              Chief Executive Officer