Form 10KSB
period 2001-03-31
GLOBAL SEAFOOD TECHNOLOGIES INC
filed 2001-06-29
CIK 1080533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2001

                         Commission File Number 0-28495

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                        ---------------------------------
                 (Name of small business issuer in its charter)

Nevada                                                       95-41778228
--------------------------------                             ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

555 Bayview Avenue
Biloxi, Mississippi                                          39530
----------------------------------------                     ----------
(Address of principal executive offices)                     (zip code)


Issuer's telephone number:          (228) 435-3632
                                    --------------

Securities registered under Section 12 (b) of the Exchange Act: None

Securities registered under Section 12 (g) of the Exchange Act: Common Stock
                                                                ------------
                                                               (Title of class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year ended March 31, 2001 were $17,075,981

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price at which common equity was sold, as of June 15, 2001 was $10,136,097 (calculated by excluding shares owned beneficially by directors and officers).

The number of shares of issuer's common equity outstanding as of June 15, 2001 was 15,697,866.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the following parts of this Form 10-KSB: certain information required in Part III of this Form 10-KSB is incorporated from the issuer's Proxy Statement for its 2001 Annual Meeting of Shareholders and certain information required in Parts I and II of this Form 10-KSB is incorporated from its Annual Report to Shareholders for the year ended March 31, 2001.

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

The Company was founded as Custom Pack, Inc., which was incorporated under the laws of the State of Mississippi in 1988. Through a reverse merger completed in 1995, Custom Pack became a wholly-owned subsidiary of International Custom Pack, Inc., the successor in name to predecessor entities Enviro Solutions International, Inc. and Rue de Rivoli Perfumeries of America, Ltd., which had been incorporated in Nevada in 1986. In December, 1998 the company changed its name to Global Seafood Technologies, Inc. to reflect the expansion of business activities beyond the core business of seafood processing and packaging. The expanded activities included the aquaculture production of seafood, and processing, packaging, and distribution of bait products for recreational fishing.

During the last three years, we have worked to improve our processing business, which is conducted through Custom Pack, Inc., through production of value-added products. Our development of freshwater shrimp production was started during this three-year period, and now includes a commercial hatchery and nursery facility, joint venture farms in the United States and Guyana, and active solicitation of independent growers, who purchase post-larvae and juveniles, and in some cases, these independent growers provide grown product to our processing and packaging facilities. Our recreational fishing bait business, operated by our wholly-owned subsidiary, Killer Bee, Inc., has expanded rapidly since inception two years ago, and is now in a position to contribute to our future earnings growth.

Custom Pack

Our principal line of business is the full-service processing, packaging, and storage of shrimp and other seafood. This business is conducted through a wholly-owned subsidiary, Custom Pack, Inc. ("Custom Pack"). The products are distributed to many of the nation's largest seafood restaurant chains and retail grocery outlets. For the last three fiscal years ending March 31, 1999, 2000, and 2001, the Custom Pack operations accounted for 99.9%, 93.2%, and 86.6% of total company revenues, respectively. All of the company's sales were in the United States for the last three fiscal years. Foreign or export sales from present operations are not expected to be a material factor in future revenues.

We provide an increasing variety of seafood items, which are conveniently packaged for commercial or consumer use. Frozen, headless shrimp (with shell on) is the principal product processed, which is frequently packaged in one-pound and two-pound packages. Peeled shrimp is also processed under private labels for customers or for distribution to restaurants. A small volume of frozen fish fillets are packaged for distribution, as well.

We continue to focus on packaging innovations and value-added specialty entrees to expand sales and increase margins in our packaging business. The IQF (individual quick freeze) processing method has contributed to many innovations in bringing seafood products to the consumer. Custom Pack has developed a shrimp stir fry product for the Aurora Foods "Chef's Choice" brand, and continues to package cooked shrimp rings (with cocktail sauce) and other value-added, ready-to-cook, ready-to-eat seafood products.

Seafood consumption is a large and growing market in the United States and worldwide. The United Nations Food and Agricultural Organization estimates the annual worldwide market for seafood products to be in excess of $50 billion, of which the United States market is approximately $8 billion. The world market for shrimp alone is $30 billion, with the United States portion about $3 billion. Consumption of all seafood products, and principally shrimp, has risen steadily throughout the last two decades.

The seafood industry is very fragmented. It is characterized by thousands of suppliers and middlemen throughout the distribution chain from product procurement, wholesale distributors, and retail food stores or restaurants. Seafood is sold fresh, or frozen in blocks or by IQF (Individual Quick Freeze) methods. Custom Pack is one of the largest IQF processors of seafood in the United States.

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

Aquaculture

We are engaged in the development of farm grown freshwater shrimp through our wholly-owned subsidiary, Aquaculture Corporation of America ("ACA"), which last year operated as a division of Custom Pack. In February we completed an expansion of our hatchery and nursery facility in Ocean Springs, MS, which was acquired in 1997 as a tilapia farm. The facility has been converted to a hatchery and nursery for freshwater shrimp for stocking in ponds that are operated in joint ventures or by independent growers, and it is currently producing commercial quantities of post-larvae and juveniles. Revenues from this segment are derived from the sale of post-larvae and juveniles, and from the sale of mature shrimp in joint ventures. Custom Pack may realize increased processing volumes in the future, as the farm grown shrimp may be purchased from growers. The revenues from this segment are not presently significant, accounting for 0.04% in the last fiscal year, but further expansion is anticipated in the current fiscal year. We are actively exploring further opportunities for commercial production arrangements with several independent third parties.

Last fall we entered into a joint venture to establish a freshwater shrimp farm in the Republic of Guyana, where its tropical location is expected to produce year-round grow-out. Our commitment to the enterprise is in the form of technology transfer and the delivery of post-larvae as seed stock. We have no capital commitments, and will share in 20% of the net profits. The joint venture will initially develop approximately 300 acres, and some contribution to revenues is expected in the coming fiscal year.

Approximately 75% of the shrimp consumed worldwide are caught in the oceans, and about 25% are grown in aquaculture. Shrimp grown in freshwater have been produced overseas and imported to the United States on a relatively limited basis. Custom Pack processed approximately 3 million pounds of this product last year. Other than our own production, there is very little production of freshwater shrimp in the United States. Given the demand for shrimp and the limitations on future supplies from the oceans, we believe that the farming of freshwater shrimp can develop into a major industry in this country.

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

Killer Bee Bait

We package and distribute recreational fishing bait products through our Killer Bee, Inc. subsidiary, which was acquired in April, 1999. These products include varieties of bait shrimp, catfish bait, eels, cut squid, whole squid, cigar minnows, ballyhoo, frozen chum, and menhaden oil. The products are primarily packaged in frozen form in contracted facilities in Pascagoula, MS.

In contrast to our Custom Pack operations, this segment of our business concentrates on an entirely different demand segment for products of the sea. However, we utilize many of our supply sources for our seafood business to supply the "Killer Bee Bait" line as well. Because of these established sources of supply, we are in a position to acquire abundant supplies of recreational fishing bait products to support this business.

We acquired the assets and brand name of Drag N Bait, Inc. in June 1999 to strengthen our source of supply for the key bait product, ballyhoo, and we have further strengthened our ballyhoo supply sources with contacts in Mexico and Nicaragua. In February, 2001 we acquired the assets and distribution rights of Natural Bait Brokers, which added 86 Wal Mart locations and solidified our distribution in the Florida market. Integration of the business from these two former competitors has now given us the leading position in the bait market in the Southeast United States.

The "Killer Bee Bait" name is a registered trade name, and the products are sold through Wal Mart, K Mart, and other large retail outlets, and at independent marinas and bait shops. At the end of the 2000 fiscal year - the first year of introduction to the market - Killer Bee products were being sold in over 100 large retail outlets and to over 200 independent outlets in a 10 state area from Texas to Virginia. At the conclusion of the 2001 fiscal year, distribution had expanded to over 700 locations. For the last fiscal year, Killer Bee registered $2,215,887 in sales, an increase of 97% from the previous year, and accounted for 13% of our total revenues.

The recreational bait industry represents a $1.0 Billion sales market annually in the United States, according to 1996 Department of Commerce Wildlife and Fisheries data, which include both freshwater and saltwater fishing. We have chosen to focus initially on establishing ourselves in the saltwater market primarily in the Southeastern United States, but we expect to further develop our customer base to include other saltwater fishing states as well as the inland freshwater market. To that end, we look for certain non-bait products that can utilize the developing Killer Bee brand. One example is our introduction of a motion sickness relief band, developed by Woodside Biomedical, for sale in Boater's World stores and Bass Pro Shops nationally under the Killer Bee brand. Initial acceptance of this product has been positive.

We are not aware of any single dominant company or nationally recognized brand name for bait products, and we have the objective of establishing Killer Bee Bait in that position over time.

Customer Support

Custom Pack processes and packages products principally for the account of third parties under various brand names, and relies on seafood brokers and distributors to market and distribute the products. Ocean To Ocean Seafood Sales is a principal customer, as is Aurora Foods and Van DeCamp. We do not operate under government contracts or other long-term contracts and we have no backlog.

For the fiscal year ended March 31, 2000, the sales to two Custom Pack customers amounted to 34% and 13% of total company sales. For the fiscal year ended March 31, 2001, the sales to these two customers amounted to 47% and 29%. In the opinion of management, the loss of these customers would have a material, short-term impact on the company, but this business could be generated from other sources, if necessary.

Suppliers

Seafood products are readily available in the domestic and international markets. Our operations rely on outside sources for seafood products. Our current products are usually purchased at the dock source or trucked in for processing. Buying agents are employed in the states along the South Atlantic Coast and Gulf of Mexico from North Carolina to Texas. We also import seafood from Asia and Central and South America. The aquaculture subsidiary does not supply a significant amount of product to the company, but it is our intention to develop this business as a consistent source of supply for the future.

In fiscal year ending March 31, 2000, two Custom Pack suppliers accounted for 27% and 20% of total company purchases, respectively. In fiscal year ending March 31, 2001, two suppliers accounted for a total of 22% and 13% of purchases, respectively. In the opinion of management, the loss of these suppliers would have a material, short-term impact on our business, but we believe the purchases could be generated from other sources, if necessary.

Statutory and Regulatory Changes

The terms and conditions under which we prepare, pack and distribute our seafood products are subject to government regulation. Federal laws and FTC regulations apply to interstate distribution of frozen seafood products, while particular state regulatory authorities have jurisdiction over seafood distribution and sale within their borders. Hazard Analysis and Critical Control Point ("HACCP") regulations took effect in the seafood processing industry in December 1997. Our plants have been in compliance continuously since the effective date.

The discharge of water wastes from our facilities is in full compliance with existing government regulations and standards. We do not envision that any significant capital expenditures will be required for environmental control procedures in the foreseeable future.

Company Strategy

In the near term, we plan to continue product innovation within our core business at Custom Pack, continue expansion of the distribution of our Killer Bee products and the promotion and development of our aquaculture business.

As a near-term and long-term strategy, we will entertain strategic mergers and acquisitions of both processing and sales entities, which would increase market share, improve profit margins, and facilitate unified marketing efforts that create brand identification.

Employees

We employ approximately 120 persons during the year, of which approximately 85 persons are employed on a full-time basis. This number does not include its independent commission salesmen, who are classified by the Company as independent contractors rather than employees. The Company's employees are not unionized, and the Company believes that its relationship with its employees is good.

ITEM 2.  DESCRIPTION OF PROPERTIES

The seafood processing and packaging business is conducted through our Custom Pack subsidiary at its plant located at 555 Bayview Avenue, Biloxi, MS. The plant facility occupies over 50,000 square feet of floor space, including processing areas, coolers, and freezers and is on 3.7 acres of property. This facility also contains our corporate offices, which are in the process of being expanded to meet the needs of the company.

We discontinued operations at our CoMar Foods, Inc. plant located at 10200 Cody Driskell Road, Irvington, AL. The products, which were produced at that location were shifted to the Custom Pack facility. The CoMar location, consisting of 12,800 square feet of processing space on 10 acres of property, is currently offered for sale or lease.

Our aquaculture business is conducted at our Ocean Springs, MS facility, which occupies 25 acres and includes three geothermal water wells. This property houses our freshwater shrimp hatchery, which was recently constructed and expanded.

We maintain insurance for physical loss on all properties described above, and we believe that the amount of this insurance coverage provides adequate protection. On March 30, 2001, our administrative offices, certain office equipment, and a portion of our plant were destroyed by fire, which otherwise did only minimal damage to our processing areas and processing equipment. We were fully insured for total replacement cost, will suffer no loss from this incident, and are currently working on bids and estimates for reconstruction of these areas.

Should the company's freezing and storage capacity be affected by widespread municipal power shortages, the company would have a period of five to seven days to address such loss of power through alternative means before any losses would be experienced.

ITEM 3.  LEGAL PROCEEDINGS

At the present time, neither the Company nor any of its directors or executive officers, nor any controlling shareholder, is a party to any pending legal or administrative proceeding having the potential for having a material impact on operations.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of March 31, 2001, we reported 14,233,861 outstanding shares of common stock, $.001 par value and 200,000 outstanding shares of convertible preferred stock. On May 7, 2001 the holder of all of the outstanding shares of preferred stock converted those shares into 1,464,005 shares of our common stock. As a result, as of June 15, 2001 we had 15,697,866 common shares issued and outstanding.

As of March 31, 2001, we had issued and outstanding 6,795,000 warrants and options to purchase additional shares of our common stock at prices ranging between $1.00 to $1.56 and with expiration dates ranging from January 12, 2006 through January 11, 2011.

Presently, our common stock is traded on the over-the-counter bulletin board under the symbol "GSFT". Prior to December 22, 1998, the Company's common stock traded under the symbol "IPCK". The shares have historically not been eligible for listing on any securities exchange or under the NASDAQ system. The Company has submitted an application for listing on the American Stock Exchange on March 8, 2001, and this application is being reviewed by the exchange.

The following table sets forth the high and low historical quotes for the periods indicated:

        Quarter ended                       High              Low
        -------------                       ----              ---
        March 31, 2001                      3.093             0.340
        December 31, 2000                   0.950             0.281
        September 30, 2000                  1.000             0.520
        June 30, 2000                        N/A               N/A

        March 31, 2000                      1.200             0.600
        December 31, 1999                   1.375             0.680
        September 30, 1999                  1.875             0.937
        June 30, 1999                       2.500             1.125

As of June 15, 2001, there were 315 shareholders of record as reported to us by our transfer agent, and we estimate that there are an additional 4,350 reported beneficial owners of the Company's common stock reported through institutional accounts.

The Company has not paid cash dividends on its common stock and does not expect to pay cash dividends on its common stock in the future.

Recent Sales of Unregistered Securities

On June 23, 1999 we issued 114,800 shares to Henry Gutierrez as full payment under a certain non-compete agreement between us and Mr. Gutierrez. In connection with the issuance we relied on the exemption from registration contained in Section 4(2) of the Securities Act of 1933 ("the Act") for non-public offerings.

On June 23, 1999 we issued an aggregate of 300,000 shares to the following three investors in exchange for $300,000:

         Name                                              No. of Shares
         ----                                              -------------
         David Kirshman and Jennifer Grebenschikoff           100,000
         Wilfred D. Little                                    100,000
         Florence H. Ganson Rev. Trust                        100,000

In connection with this issuance we relied on the exemption from registration contained in Section 4(2) of the Act for non-public offerings.

On June 23, 1999 we issued an aggregate of 32,000 shares to Finch Enterprises LLC as compensation for a certain advertising contract. In connection with this issuance we relied on the exemption from registration contained in Section 4(2) of the Act for non-public offerings.

On February 16, 2000 we issued 152,564 shares to G&G Trading Company, Inc. in connection with the acquisition of certain assets of Killer Bee, Inc. Messrs. Clayton and Brent Gutierrez, officers and directors of the Company were shareholders of G&G Trading Company. In connection with this issuance we relied on the exemption from registration contained in Section 4(2) of the Act for non-public offerings.

On October 16, 2000 we issued 106,667 shares to B. Dean Williams, D.D.S. in connection with the conversion of $80,000 in debt that was originally owed to Dr. Williams in connection with the financing of our aquaculture activities. In connection with the issuance we relied on the exemption from registration at
Section 4 (2) of the Act for non-public offerings.

On October 16, 2000 we issued 3,120 shares to Mr. Jay Capouch representing payment of certain fees valued at $2,340 due by us to Mr. Capouch. In connection with this issuance we relied on the exemption from registration contained in
Section 4(2) of the Act for non-public offerings.

On May 2, 2001 we issued 1,464,005 shares to Mr. William Schofield, a director of the Company, in connection with the conversion of 200,000 shares of convertible preferred shares. In connection with this issuance we relied on the exemption from registration contained in Section 4(2) of the Act for non-public offerings.

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

                                SELECTED FINANCIAL DATA
                     (Dollars in thousands, except per share data)
                           AS OF AND FOR THE YEARS ENDED MARCH 31

                      Audited     Percentage           Audited      Percentage
                      3/31/00     of Net Sales         3/31/01     of Net Sales

INCOME STATEMENT

REVENUE:              $  13,592       100.00            $ 17,076       100.00

COST OF SALES:        $  10,359        76.21            $ 14,719        86.20

GROSS MARGIN:         $   3,233        23.79            $  2,357        13.80

OPER. EXPENSES        $   3,370        24.80            $  3,452        20.22

INCOME BEFORE
OTHER ITEMS           $    (137)       (1.01)           $ (1,095)       (6.42)

OTHER INC (EXP)       $    (851)       (6.26)           $    134         0.79

NET INCOME
BEFORE TAX            $    (988)       (7.27)           $   (961)       (5.63)

INCOME TAX
EXPENSE (BENEFIT)     $       0         0.00            $   (357)        2.09

NET LOSS FROM
DISCONTINUED
OPERATIONS            $     (48)       (0.35)           $    (89)       (0.52)
                      -------------------------------------------------------
NET INCOME            $  (1,036)       (7.62)           $   (693)       (4.06)

NET INCOME (LOSS)
PER SHARE (1)
Continuing Operations               $  (0.08)                         $ (0.04)

Discontinued Operations             $  (0.00)                         $ (0.01)

                                      Audited                  Audited
                                      3/31/00                  3/31/01
BALANCE SHEET:

TOTAL ASSETS:                       $    5,485                 $ 7,215

LONG-TERM
OBLIGATIONS:(2)                     $    1,688                 $ 1,550

TOTAL STOCKHOLDERS' EQUITY          $    3,605                 $ 4,162

(1) Net Income (Loss) from continuing operations per share includes the weighted average number of shares of the Company's common capital outstanding

(2) Long-term Obligations includes the current portion of long-term debt and capital leases.

Overview and Forward-Looking Statements

This report and other oral and written statements made by us to the public contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management's current expectations of beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described.

Our core seafood packaging business provided 92% and 87% of revenues for each of the last fiscal years, respectively. While revenues from this core business have grown approximately 14% over the last year, and are expected to continue at this approximate rate in the foreseeable future, more significant rates of growth in revenue and profit for our operations is expected to come from our Killer Bee, Inc. and Aquaculture Corporation of America subsidiaries. Both of these latter entities have generated operating losses over the last two years, but profit contributions from these operations should appear in the financial results of the 2001-02 fiscal year.

Working Capital

Working capital requirements for our business have become more demanding over the last year. Historically, the core business did not require that significant inventory be maintained, as products were either sold immediately from processing or were packaged for third-party accounts. As we began to process more product for our own account, there was a corresponding need to increase inventory. At the latest fiscal year end, Custom Pack maintained inventory of $427,277 where there had been none at March 31, 2000. Additionally, beginning with the acquisition of Killer Bee, Inc. in 1999, we began packaging and distributing frozen bait products for the recreational fishing industry. The nature of this business segment required that we acquire, process, and have available for distribution an adequate supply of product in inventory. The balance sheet as of March 31, 2001 reflects Killer Bee inventory at $437,726 compared to none at March 31, 1999 and $641,708 at March 31, 2000.

Similarly, accounts receivable have shown a 102% increase from last year to $1,725,022. Sales in the core business segment are invoiced at much higher levels when those sales include both processing and the carrying cost of the product. In the latest year, accounts receivable at Custom Pack grew from a level of $623,710 to $1,311,864, which reflects the higher levels of product included in our invoices. Additionally, as Killer Bee sales have increased by 97%, Killer Bee accounts receivable also increased from $216,042 to $413,158 (91%).

With these increased demands for funds, we continue to maintain adequate cash reserves. We received $1,000,000 in February 2001 from the exercise of common stock warrants to common stock, which bolstered our cash position. As of March 31, 2001 we maintained cash of $1,313,729, which is 18% of total assets. We maintain a $1,000,000 working capital line of credit at a bank, which was not being utilized at fiscal year end.

Net Sales

Net sales primarily reflects the results of processing and packaging operations. The amount of revenues recognized in any given year is a function of whether the products are: a) purchased, processed, and packaged by the Company, or; b) processed and packaged for third parties on a consignment basis. In the first instance, revenues would be higher, reflecting the cost of the product, and in the latter case revenues would only reflect a processing charge. Absolute gross margins would be unaffected by either scenario, but the reported Net Sales figures can be greatly affected.

Net sales for the year ended March 31, 2001 increased 26% from the previous year from $13,592,163 to $17,075,981. However, gross margins decreased from $3,233,482 to $2,356,636, a decrease of 27%. These changes reflect a reduction in consignment processing that was not fully made up for through production activity for our own account. Although our customer base is expanding, the market conditions in the final quarter of the year caused customers to hold inventory, and our processing volume declined accordingly.

Cost of sales sets forth the processing and packaging costs, including plant labor, in-bound and out-bound freight, and the raw material (seafood) costs where the products are processed for our own account. Where processing is done for third-party accounts, the raw material (seafood) costs are not considered as our inventory. The increase in cost of sales from $10,358,681 to $14,719,345 (42%) reflects the higher level of consignment processing in the March 31, 2000 year relative to the latest fiscal year.

Selling, general and administrative expenses decreased by 1% to $2,870,988 in the last fiscal year. The decrease can be attributed to efficiencies in our core business operations that offset expanded operating expenditures for Killer Bee. Our acquisition of Natural Bait Brokers, which occurred in February, had minimal effect on operating expenses in our last fiscal year, but should increase selling and administrative expenses in the 2002 year.

Other Income (Expenses)

We reported other income of $134,362 compared to the $851,316 loss recorded in the year ended March 31, 2000 that primarily resulted from the impairment loss at Co Mar that year. Other income predominantly reflects lease payments received from rental of company-owned property.

Income Tax Expense (Benefit)

For the last fiscal year ended March 31, 2001, we have recognized a long term deferred tax asset of $426,700 and an income tax benefit of $357,260. As of March 31, 2001 we had a net operating loss carryforward of $1,123,000 that may be offset against future taxable income through 2021. This benefit will be realized beginning in the current fiscal year as operating profits are realized.

Net Income

We have reported a net loss of ($693,328) for this fiscal year, or ($0.05) per share, compared to a net loss of ($1,036,093) or ($0.08) per share for last year. The losses include $89,475 and

$47,945, respectively, for the 2000 and 2001 fiscal years for discontinued operations. For the 2001 year, this added ($0.01) to the reported net loss per share.

Net income from the core business of Custom Pack, Inc. has been used historically by Global Seafood to offset operating losses in other areas. Killer Bee, in particular, lost ($668,782) and ($677,021) in each of the last two fiscal years. These initial losses were expected, and Killer Bee is now in a position to provide operating profits beginning with fiscal year 2002.

Seasonality

Because of the availability of seafood throughout the world markets, there is only a modest seasonal factor for our core business. Typically, our perating activities increase slightly during the Spring and Fall domestic shrimp harvesting seasons, depending on the abundance of the crop which is found in the wild. The operations of Killer Bee demonstrate a seasonality that reflects the higher recreational fishing activities in the warmer months of the year. Approximately 70% of Killer Bee sales occur between April 1 and September 30. While aquaculture activities have not yet contributed significantly to our revenues, we anticipate that there will be higher levels of revenue recognition in the quarter ending September 30 due to the timing of shrimp harvesting in outdoor ponds.

Inflation

The Company's business is not significantly affected by inflation. The Company anticipates that any increased costs would be passed on to its customers.

New Products and Services

In February, 2001 we purchased the assets and brand name of Natural Bait Brokers, Inc. for $200,000 cash consideration plus 1,500,000 common stock warrants. Natural Bait was a privately held company which distributed frozen bait products throughout Florida, including 83 Wal Mart locations.

Liquidity and Capital Resources

The operations of the Company and its subsidiaries have historically been provided principally from cash flow from operations of Custom Pack. Financing activities have more recently provided significant capital resources.

Operating Activities

The Company's Consolidated Statement of Cash Flows reported $236,405 in funds used in operating activities in the March 31, 2001 fiscal year. $77,939 was used in operating activities from continued operations, where depreciation provided $525,914 against a $603,853 operating loss. Discontinued operations used $79,733 in funds, which included $9,742 in depreciation. Net changes in working capital accounts used $78,733.

Investing Activities

We purchased additional property and equipment of $415,731 and $823,023 in the last fiscal years ending March 31, 2001 and 2000, respectively. Sales of property and equipment generated $170,421 in 2000 and $-0- for the fiscal year ended March 31, 2001. Our purchase of Natural Bait Brokers generated $273,000 in Goodwill.

Financing Activities

Financing activities have become a significant source of net cash for the Company and the expansion of the business activities of its subsidiaries. $799,745 was provided from this source in the fiscal year ended March 31, 2001 from $1,000,000 in additional capital contributed from the exercise of stock options, net of $200,255 in note payments and lease obligations.

Summary Discussion of Liquidity

The net increase in cash from operating activities, investing activities, and financing activities for the March 31, 2001 fiscal year totaled $10,609, as cash at year end remained in excess of $1.3 Million, or 18% of total assets.

Lines of credit from banks totaling $1,000,000 are available for normal business activities. There was no balance outstanding under the lines of credit as of March 31, 2001.

ITEM 7.  FINANCIAL STATEMENTS

Financial Statements are incorporated by reference and attached as an exhibit.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in and disagreements with accountants on accounting and financial disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


                                                                     Years of
                                                                  Service with
Name                      Age         Position                       Company
----                      ---         --------                       -------
Brent Gutierrez           39          Director, Chief Executive          13
                                      Officer, President, Chief
                                      Financial Officer

Clayton F. Gutierrez      36          Director, Senior Vice              13
                                      President and Secretary

Frank C. Gutierrez        66          Director                           13

Anita K. Gutierrez        60          Director, Treasurer                13

William Schofield         65          Director                            2

Lance McNeill             45          Director                           4 mos.

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

Mr. McNeill was elected to the Board of Directors in February 2001. He is President and CEO of McNeill & Company. Previously, he was President and CEO of Outback Sports, a hospitality and entertainment division of Outback Steakhouse.

Executive Officers and Directors: Brent Gutierrez, Clayton Gutierrez, and Anita Gutierrez; and Director, Frank Gutierrez are related as direct family members.

Our Bylaws direct that we will hold an annual shareholder meeting within the third or fourth calendar month following the conclusion of its preceding fiscal year of operations, the specific date to be determined by the incumbent directors, at which our directors for the next year shall be elected. Accordingly, the normal term of office of each director is fixed at one year, commencing on the date of his election at such shareholder meeting and continuing until his reelection or replacement at the succeeding such meeting. The Company conducted its 2000 annual shareholder meeting on August 15, 2000. We have scheduled our 2001 annual shareholder meeting for July 27, 2001.

Each of the Company's principal officers is elected by and serves at the pleasure of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

During the last fiscal year, Mr. William Schofield, a director of the Company, failed to file a Form 4 "Statement of Changes in Beneficial Ownership" on four separate occasions representing a total of 37,000 common shares purchased by him in the open market in the months of April, May, June, and December, 2000 in amounts of 10,000 shares, 13,000 shares, 4,000 shares, and 10,000 shares, respectively.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the compensation paid to each of the Company's officers during the calendar years indicated, ending December 31, plus stock options granted during the fiscal year ending March 31, 2001:

                                            SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------------------------------
                                                                                     Long Term Compensation
                            Annual Compensation                  Awards                   Payouts
              -----------------------------------------------------------------------------------------------------
  Name and                                               Other        Restricted                         All Other
  Principal                                              Compen-      Stock       Options/      LTIP      Compen-
  Position       Year         Salary          Bonus      sation       Awards      SAR's        Payouts    sation
--------------------------------------------------------------------------------------------------------------------
Brent            2000        $156,000          $0           $0          $0      250,000          $0          $0
Gutierrez        1999        $134,000          $0           $0          $0            0          $0          $0
                 1998        $104,000          $0           $0          $0            0          $0          $0

Clayton          2000        $156,000          $0           $0          $0      250,000          $0          $0
Gutierrez        1999        $134,000          $0           $0          $0            0          $0          $0
                 1998        $104,000          $0           $0          $0            0          $0          $0

Anita            2000        $156,000          $0           $0          $0      250,000          $0          $0
Gutierrez        1999        $134,000          $0           $0          $0            0          $0          $0
                 1998        $104,000          $0           $0          $0            0          $0          $0
              ------------------------------------------------------------------------------------------------------

There were individual grants of stock options to executive officers during the last fiscal year under the Company's 2000 Equity Incentive Program. There were no grants of stock appreciation rights (SARs) to any executive officers or directors during the last fiscal year and there were no stock options or SARs that were exercised by any executive officers or directors during the last fiscal year.

---------------------------------------------------------------------------------------------------------------------
                                                   Option/SAR Grants in the Last
                                                            Fiscal Year
---------------------------------------------------------------------------------------------------------------------
                                                         Individual Grants
---------------------------------------------------------------------------------------------------------------------
                         Number of Securities
                              Underlying             % of Total Options/SAR's
                         Options/SAR's Granted    Granted to Employees in Fiscal  Exercise or Base
        Name                      (#)                          Year                 Price ($/Shr)   Expiration Date
---------------------------------------------------------------------------------------------------------------------
   Brent Gutierrez              250,000                       19.31%                    $1.01          1/11/2011
---------------------------------------------------------------------------------------------------------------------
  Clayton Gutierrez             250,000                       19.31%                    $1.01          1/11/2011
---------------------------------------------------------------------------------------------------------------------
   Anita Gutierrez              250,000                       19.31%                    $1.01          1/11/2011
---------------------------------------------------------------------------------------------------------------------

The following table illustrates the aggregate amount of outstanding stock options for all of the company's named executive officers as of the fiscal year end. 500,000 options each for Brent Gutierrez and Clay Gutierrez are in the form of warrants which were purchased for value in previous fiscal years as described in the footnotes to the company's financial statements.

           Aggregate Option/SAR Exercises in the Last Fiscal Year and FY-End Option/SAR Values
---------------------------------------------------------------------------------------------------------
                  Shares                  Number (#) of Securities
                 Acquired                  Underlying Unexercised
                    on                        Options/SARs at         Value of Unexercised In-the-Money
                 Exercise     Value                FY-End                Options/SARs at FY-End ($)
      Name          (#)    Realized ($)  Exercisable/Unexercisable        Exercisable/Unexercisable
---------------------------------------------------------------------------------------------------------
Brent Gutierrez      0          0                 750,000                       $631,750 / 0
---------------------------------------------------------------------------------------------------------
Clay Gutierrez       0          0                 750,000                       $631,750 / 0
---------------------------------------------------------------------------------------------------------
Anita Gutierrez      0          0                 250,000                       $302,250 / 0
---------------------------------------------------------------------------------------------------------

Compensation of Directors

No director is specially compensated for the performance of duties in that capacity or for his/her attendance at Board of Directors meetings or Board Committee meetings, but directors are reimbursed for their directly related expenses for such meetings.

Employment Contracts

The Company has no form of employment agreement with any senior officer. The Company did undertake on March 20, 2001 certain Termination Benefits Agreements with Brent Gutierrez, Clayton Gutierrez, and Anita Gutierrez under which additional compensation may be granted upon the occurrence of any change in the control of the Company. Should the terms and conditions of agreement be met, the executive officer may be entitled to compensation equal to 299% of the executive's average annual compensation for the most recent five years.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This table describes the ownership of our outstanding common stock as of March 31, 2001 by: (i) each of our officers and directors; (ii) each person who is known by us to own more than 5% of the Company's outstanding common stock; and
(iii) all of our officers and directors as a group:

         Name and Address           Amount and Nature of           Percent of
         Of Beneficial Owner          Beneficial Owner               Class

         Brent Gutierrez            3,436,917 (1)                    22.94%
         555 Bayview Avenue
         Biloxi, MS  39530

         Clayton Gutierrez          3,301,417 (2)                    22.03%
         555 Bayview Avenue
         Biloxi, MS  39530

         Frank and Anita Gutierrez  2,820,916 (3)                    19.48%
         JTWROS

         555 Bayview Avenue
         Biloxi, MS  39530

         William Schofield          3,531,005 (4)                    19.95%
         15340 Fiddlesticks Blvd.
         Ft. Meyers, FL  33912

         Lance McNeill                545,000 (5)                     3.70%
         2000 E. Edgewood Drive
         Suite 106-B
         Lakeland, FL 33803

         All officers and directors
         As a group (6 persons)    13,635,255 (1)(2)(3)(4)(5)        68.35%

(1) Includes 750,000 shares that may be obtained by Brent Gutierrez upon the exercise of warrants and stock options owned by him in the like amount.

(2) Includes 750,000 shares that may be obtained by Clayton Gutierrez upon the exercise of warrants and stock options owned by him in the like amount.

(3) Includes 1,000,000 shares owned by Frank Gutierrez, 570,916 shares owned jointly by Frank Gutierrez and Anita Gutierrez, 1,000,000 shares owned by Anita Gutierrez, and 250,000 shares that may be obtained by Anita Gutierrez upon the exercise of stock options owned by her in the like amount.

(4) Consists of 1,464,005 shares which were obtained by Mr. Schofield upon the conversion of preferred shares as of May 2, 2001 and 2,000,000 shares which may be obtained by Mr. Schofield upon the exercise of warrants owned by him in the like amount.

(5) Includes 500,000 shares that may be obtained by Lance McNeill upon the exercise of stock options owned by him in the like amount.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as set forth below, there have neither occurred within the last two years, nor are there any pending or proposed, direct or indirect material transactions between us and any of our directors, executive officers or controlling shareholders outside the ordinary course of our business.

On April 1, 1999 we issued 152,564 shares of our common stock to purchase the assets, brand name, and customer lists of Killer Bee, Inc., a company jointly controlled by Brent Gutierrez and Clayton Gutierrez. The acquisition was valued at $238,000, which represented the value of acquired inventory, as the brand name and customer lists were given no value. On the same date, the Company granted warrants to purchase 1,000,000 shares of common stock (500,000 each) to Brent Gutierrez and Clayton Gutierrez in connection with such purchase. The number of shares given as consideration as well as the exercise price of the options granted to the former owners of Killer Bee, Inc. was determined by the market share price of $1.56 which existed at the time of the transaction.

During April, 1999 William F. Schofield was elected as a director of the Company, and he purchased 200,000 shares of preferred stock, which were issued by the Company for $2,000,000 cash consideration. The 200,000 convertible preferred shares were issued at the same stated value of $10 per share and under the same terms as were applicable to preferred shares previously authorized and issued by the Company. In May, 2001 Mr. Schofield exercised his conversion rights, and we issued 1,464,005 additional common shares in exchange for all of the outstanding preferred shares.

On January 12, 2001 the Company granted warrants to purchase 500,000 shares of common stock at an exercise price of $1.00 to Lance McNeill in consideration for current and future services as a consultant to the Company. The warrants expire January 12, 2006. On February 1, 2001, Mr. McNeill was elected to become a member of our Board of Directors.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Reports of Form 8-K

There were no items that were required to be reported during the last fiscal year

Exhibits:  Financial Statements

Audited Fiscal Year End March 31, 2001 and 2000

         1.       Index to Financial Statements                            F-2

         2.       Independent Auditor's Report                             F-3

         3.       Balance Sheets, March 31, 2001 and 2000                F-4-5

         4.       Consolidated Statements of Operations for each of
                  the years ended March 31, 2001, 2000 and 1999          F-6-7

         5.       Consolidated Statements of Shareholder's Equity
                  since March 31, 1998                                   F-8-9

         6.       Consolidated Statements of Cash Flows for each of
                  the years ended March 31, 2001, 2000 and 1999        F-10-11

         7.       Notes to Financial Statements                        F-12-27

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  June 29, 2001                   GLOBAL SEAFOOD TECHNOLOGIES, INC.




                                       By:   /s/ Brent Gutierrez
                                           ---------------------------
                                           Brent Gutierrez
                                           President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                          NAME AND TITLE                     DATE
---------                          --------------                     ----

/s/ Brent Gutierrez          Brent Gutierrez, Chairman of        June 29, 2001
--------------------------   the Board, President, CEO, CFO
Brent Gutierrez


/s/ Clayton F. Gutierrez     Clayton F. Gutierrez, Director      June 29, 2001
--------------------------   Senior V.P., Secretary
Clayton F. Gutierrez


/s/ Anita K. Gutierrez       Anita K. Gutierrez, Director,       June 29, 2001
--------------------------   Treasurer
Anita K. Gutierrez


/s/ Frank C. Gutierrez       Frank C. Gutierrez, Director        June 29, 2001
--------------------------
Frank C. Gutierrez


/s/ William Schofield        William Schofield, Director         June 29, 2001
--------------------------
William Schofield


/s/ Lance McNeill            Lance McNeill, Director             June 29, 2001
--------------------------
Lance McNeill

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2001 and 2000

                                 C O N T E N T S


Independent Auditors' Report..............................................F-3

Consolidated Balance Sheets ..............................................F-4

Consolidated Statements of Operations ....................................F-6

Consolidated Statements of Stockholders' Equity ..........................F-8

Consolidated Statements of Cash Flows................................... F-10

Notes to the Consolidated Financial Statements.......................... F-12

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Global Seafood Technologies, Inc. and Subsidiaries
Biloxi, Mississippi

We have audited the accompanying consolidated balance sheets of Global Seafood Technologies, Inc. and Subsidiaries as of March 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended March 31, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Seafood Technologies, Inc. and Subsidiaries as of March 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for the years ended March 31, 2001, 2000 and 1999, in conformity with generally accepted accounting principles.

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
May 25, 2001

                               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                                            Consolidated Balance Sheets

                                                      ASSETS

                                                                                        March 31,
                                                                         ---------------------------------------
                                                                               2001                  2000
                                                                         -----------------     -----------------
CURRENT ASSETS
   Cash and cash equivalents (Note 1)                                    $       1,313,729     $       1,303,120
   Accounts receivable - net (Note 1)                                            1,719,136               851,718
   Accounts receivable, related parties - net (Note 1)                             299,918               350,451
   Income taxes receivable (Note 8)                                                 23,493                46,111
   Prepaid expenses                                                                 -                      1,827
   Inventories (Note 1)                                                            865,003               641,708
   Deferred tax asset, current (Note 8)                                             -                      2,300
                                                                         -----------------     -----------------
     Total  Current Assets                                                       4,221,279             3,197,235
                                                                         -----------------     -----------------
PROPERTY AND EQUIPMENT - NET (Notes 1 and 2)                                     2,137,519             2,263,051
                                                                         -----------------     -----------------

OTHER ASSETS
   Goodwill (Note 1)                                                               273,000                -
   Deferred tax asset (Note 8)                                                     426,700                12,300
   Assets recoverable under insurance policy (Note 2)                              147,896                -
   Deposits                                                                          8,957                12,228
                                                                         -----------------     -----------------
     Total Other Assets                                                            856,553                24,528
                                                                         -----------------     -----------------
     TOTAL ASSETS                                                        $       7,215,351     $       5,484,814
                                                                         =================     =================

                The accompanying notes are an integral part of these consolidated financial statements

                                GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      Consolidated Balance Sheets (Continued)


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                        March 31,
                                                                         ---------------------------------------
                                                                               2001                  2000
                                                                         -----------------     -----------------
CURRENT LIABILITIES
  Accounts payable - trade                                               $       1,346,557     $          49,288
  Accrued expenses                                                                  43,382                29,049
  Notes payable, current portion (Note 3)                                          199,144               199,647
  Notes payable to related parties (Note 4)                                        113,500               113,500
  Obligations under capital leases, current portion (Note 6)                        20,880                31,270
                                                                         -----------------     -----------------
     Total Current Liabilities                                                   1,723,463               422,754
                                                                         -----------------     -----------------

LONG-TERM LIABILITIES
  Notes payable (Note 3)                                                         1,296,405             1,402,584
  Obligations under capital leases (Note 6)                                         33,367                54,261
                                                                         -----------------     -----------------
     Total Long-Term Liabilities                                                 1,329,772             1,456,845
                                                                         -----------------     -----------------
     Total Liabilities                                                           3,053,235             1,879,599
                                                                         -----------------     -----------------

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY
  Preferred stock: 25,000,000 shares authorized
   of $0.001 par value, 200,000 and 200,000 shares
   issued and outstanding, respectively                                                200                   200
  Common stock: 50,000,000 shares authorized
   of $0.001 par value, 14,233,861 and 13,124,046
   shares issued and outstanding, respectively                                      14,234                13,124
  Additional paid-in capital                                                     5,628,515             4,411,285
  Prepaid non-compete agreement (Note 1)                                           (79,723)             (111,612)
  Subscription receivable                                                          (46,486)              (46,486)
  Retained earnings (deficit)                                                   (1,354,624)             (661,296)
                                                                         -----------------     -----------------
     Total Stockholders' Equity                                                  4,162,116             3,605,215
                                                                         -----------------     -----------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $       7,215,351     $       5,484,814
                                                                         =================     =================

              The accompanying notes are an integral part of these consolidated financial statements

                                GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                                       Consolidated Statements of Operations

                                                                        For the Years Ended March 31,
                                                        ----------------------------------------------------------
                                                               2001                2000                1999
                                                        ------------------  ------------------  ------------------
NET SALES                                               $       17,075,981  $       13,592,163  $       13,015,000

EXPENSES
  Cost of sales                                                 14,719,345          10,358,681          11,345,111
  Non-complete covenant                                             31,889              31,888              32,800
  Depreciation expense                                             525,914             374,278             318,333
  Bad debt expense                                                  23,310              -                   -
  Selling, general and administrative                            2,870,998           2,964,148           1,008,696
                                                        ------------------  ------------------  ------------------
     Total Expenses                                             18,171,456          13,728,995          12,704,940
                                                        ------------------  ------------------  ------------------

INCOME (LOSS) BEFORE OTHER
 INCOME (EXPENSES)                                              (1,095,475)           (136,832)            310,060
                                                        ------------------  ------------------  ------------------

OTHER INCOME (EXPENSES)
  Other income                                                     246,330              61,028              65,822
  Interest income                                                   40,817              27,658               5,482
  Gain (loss) on disposition of assets                              -                  (48,338)              9,289
  Asset impairment loss (Note 2)                                    -                 (775,000)             -
  Interest expense                                                (152,785)           (116,664)            (99,096)
                                                        ------------------  ------------------  ------------------
     Total Other Income (Expenses)                                 134,362            (851,316)            (18,503)
                                                        ------------------  ------------------  ------------------

NET INCOME (LOSS) FROM CONTINUING
 OPERATIONS BEFORE INCOME TAXES
 AND DISCONTINUED OPERATIONS                                      (961,113)           (988,148)            291,557

INCOME TAX EXPENSE (BENEFIT)
 (Note 8)                                                         (357,260)             -                    9,616

LOSS FROM DISCONTINUED OPERATIONS
 NET OF TAX EFFECT (Note 14)                                       (89,475)            (47,945)           (253,341)
                                                        ------------------  ------------------  ------------------
NET INCOME (LOSS)                                       $         (693,328) $       (1,036,093) $           28,600
                                                        ==================  ==================  ==================

              The accompanying notes are an integral part of these consolidated financial statements

                                GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                                 Consolidated Statements of Operations (Continued)

                                                                        For the Years Ended March 31,
                                                        ----------------------------------------------------------
                                                               2001                2000                1999
                                                        ------------------  ------------------  ------------------
BASIC EARNINGS (LOSS) PER SHARE
   Continuing operations                                $            (0.04) $            (0.08) $             0.02
   Discontinued operations                                           (0.01)              (0.00)              (0.02)
                                                        ------------------  ------------------  ------------------
     Basic Earnings (Loss) Per Share                    $            (0.05) $            (0.08) $             0.00
                                                        ==================  ==================  ==================

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                             13,281,970          12,633,545          11,628,082
                                                        ==================  ==================  ==================

FULLY DILUTED EARNINGS (LOSS)
 PER SHARE
   Continuing operations                                $            (0.04) $            (0.08) $             0.02
   Discontinued operations                                           (0.01)              (0.00)              (0.02)
                                                        ------------------  ------------------  ------------------
     Fully Diluted Earnings (Loss) Per Share            $            (0.05) $            (0.08) $             0.00
                                                        ==================  ==================  ==================
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                             13,281,970          12,633,545          11,824,148
                                                        ==================  ==================  ==================

              The accompanying notes are an integral part of these consolidated financial statements

                                GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                                 Consolidated Statements of Stockholders' Equity


                                             Preferred Stock          Common Stock           Additional                  Retained
                                          --------------------    -----------------------     Paid-in    Subscription    Earnings
                                            Shares     Amount       Shares       Amount       Capital     Receivable     (Deficit)
                                          ----------  --------    ----------   ----------   -----------  -------------  -----------
Balance, March 31, 1998                      20,000   $     20    11,628,082   $   11,628  $  1,189,376   $  -          $   346,197

Preferred stock issued for cash              10,000         10        -            -             99,990      -               -

Common stock issued for prepaid
 consulting services                         -          -             50,000           50        77,950      -               -

Net income for the year ended
 March 31, 1999                              -          -             -            -             -           -               28,600
                                          ---------   --------    ----------   ----------   -----------   ---------     -----------
Balance, March 31, 1999                      30,000         30    11,678,082       11,678     1,367,316      -              374,797

Common stock issued for cash                 -          -            846,600          847       523,238     (46,486)         -

Common stock issued as prepaid
 non-compete agreement                       -          -            114,800          115       143,385      -               -

Common stock issued for services             -          -             32,000           32        39,968      -               -

Conversion of preferred shares
 to common                                  (30,000)       (30)      300,000          300          (270)     -               -

Common stock issued to purchase
 Killer Bee, Inc. (Note 1)                   -          -            152,564          152       237,848      -               -

Preferred stock issued for cash             200,000        200        -            -          1,999,800      -               -

Additional capital contributed (Note 11)     -          -             -            -            100,000      -               -

Net loss for the year ended
 March 31, 2000                              -          -             -            -             -           -           (1,036,093)
                                          ---------   --------    ----------   ----------   -----------   ---------     -----------
Balance, March 31, 2000                     200,000   $    200    13,124,046   $   13,124   $ 4,411,285   $ (46,486)    $  (661,296)
                                          ---------   --------    ----------   ----------   -----------   ---------     -----------

              The accompanying notes are an integral part of these consolidated financial statements

                                      GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  Consolidated Statements of Stockholders' Equity (Continued)


                                             Preferred Stock          Common Stock           Additional                  Retained
                                          --------------------    -----------------------     Paid-in    Subscription    Earnings
                                            Shares     Amount       Shares       Amount       Capital     Receivable     (Deficit)
                                          ----------  --------    ----------   ----------   -----------  -------------  -----------
Balance, March 31, 2000                     200,000  $     200    13,124,046   $   13,124  $  4,411,285   $ (46,486)    $  (661,296)

Common stock issued in conversion
 of debt at $0.62 per share                  -          -            109,815          110        82,230      -               -

Common stock issued upon conversion
 of warrants at $1.00 per share              -          -          1,000,000        1,000       999,000      -               -

Additional cost of Natural Bait
 Brokers, Inc. assets through granting
 of warrants                                 -          -             -            -            136,000      -               -

Net loss for the year ended
 March 31, 2001                              -          -             -            -             -           -             (693,328)
                                          ---------   --------    ----------   ----------   -----------   ---------     -----------
Balance, March 31, 2001                     200,000   $    200    14,233,861   $   14,234   $ 5,628,515   $ (46,486)    $(1,354,624)
                                          =========   ========    ==========   ==========   ===========   =========     ===========

              The accompanying notes are an integral part of these consolidated financial statements

                                   GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                                           Consolidated Statements of Cash Flows

                                                                              For the Years Ended March 31,
                                                                ---------------------------------------------------------
                                                                       2001               2000                1999
                                                                ------------------  -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Continued operations:
   Net income (loss)                                            $         (603,853) $        (988,148)  $         281,941
   Adjustments to reconcile net income (loss) to
     net cash provided (used) by operating activities:
     Depreciation                                                          525,914            374,278             318,333
     (Gain) loss on sale of assets                                          -                  48,338              (9,289)
     Asset impairment loss                                                  -                 775,000              -
     Common stock issued for services                                       -                  40,000              -
Discontinued operations:
   Net loss                                                                (89,475)           (47,945)           (253,341)
     Depreciation and amortization                                           9,742             37,491              32,306
     (Gain) loss on sale of assets                                          -                 (56,662)            (16,037)
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable
      and accounts receivable - related                                   (816,885)          (571,151)           (196,824)
     (Increase) decrease in taxes receivable                                22,618             -                   (7,539)
     (Increase) decrease in inventories                                   (223,295)          (217,569)            153,655
     (Increase) decrease in prepaid expenses                                33,716            108,061               6,045
     (Increase) decrease in deposits                                         3,271             (1,084)             (8,055)
     (Increase) decrease in deferred tax assets                           (412,100)            -                  (14,600)
     Increase (decrease) in accounts payable
      and accounts payable - related                                     1,299,609           (712,170)            423,841
     Increase (decrease) in taxes payable                                   -                    (918)            (16,226)
     Increase (decrease) in accrued expenses                                14,333              1,864              (8,638)
                                                                ------------------  -----------------   -----------------
       Net Cash Provided (Used) by Operating Activities                   (236,405)        (1,210,615)            685,572
                                                                ------------------  -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Goodwill acquired                                                      (137,000)            -                   -
   Sale of property and equipment                                           -                 170,421              31,000
   Purchase of property and equipment                                     (415,731)          (823,023)           (475,333)
                                                                ------------------  -----------------   -----------------
       Net Cash Used in Investing Activities                              (552,731)          (652,602)           (444,333)
                                                                ------------------  -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additional capital contributed                                            -                 100,000                    -
  Proceeds from sale of preferred and common stock                       1,000,000          2,477,599             100,000
  Payments on notes payable and leases payable                            (200,255)          (234,980)           (956,152)
  Proceeds of notes payable and leases payable                              -                  80,000           1,320,000
                                                                ------------------  -----------------   -----------------
       Net Cash Provided (Used by)
        Financing Activities                                    $          799,745  $       2,422,619   $         463,848
                                                                ------------------  -----------------   -----------------


              The accompanying notes are an integral part of these consolidated financial statements

                                             GLOBAL SEAFOOD TECHNOLOGIES, INC.
                                     Consolidated Statements of Cash Flows (Continued)

                                                                              For the Years Ended March 31,
                                                                ---------------------------------------------------------
                                                                       2001               2000                1999
                                                                ------------------  -----------------   -----------------
NET INCREASE (DECREASE) IN CASH                                 $           10,609  $         559,402   $         705,087

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                                      1,303,120            743,718              38,631
                                                                ------------------  -----------------   -----------------
CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                                   $        1,313,729  $       1,303,120   $         743,718
                                                                ==================  =================   =================

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for:
  Interest                                                      $          150,096  $         162,704   $         141,740
  Income taxes                                                  $           -       $             918   $          27,126

NON CASH FINANCING ACTIVITIES
  Property and equipment purchased under
   capital leases                                               $                   $           3,665   $         118,860

  Property and equipment purchased under
   notes payable                                                $          142,289  $          -        $          -

  Common stock issued for the purchase of
   subsidiary                                                   $                   $         238,000   $          -

  Common stock issued for services                              $                   $          40,000   $          -

  Common stock issued as prepaid
   non-compete agreement                                        $                   $         143,500   $          -

  Common stock issued in lieu of outstanding
   debt                                                         $           82,340  $          -        $          -

  Warrants granted for asset purchase                           $          136,000  $           -       $          -


              The accompanying notes are an integral part of these consolidated financial statements

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements
                          March 31, 2001, 2000 and 1999


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              a.  Organization

              The consolidated financial statements include those of Global Seafood Technologies, Inc. (GST) and its wholly-owned subsidiaries, Custom Pack, Inc., Aquaculture Corporation of America and Killer Bee, Inc. Collectively, they are referred to herein as "the Company".

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

              On October 1, 1997, the Company completed an Agreement and Plan of Reorganization whereby GST issued 422,492 shares of its common stock valued at $933,707, paid $300,000 in cash and assumed liabilities of $266,293 for a total of $1,500,000 in exchange for all of the outstanding common stock of CoMar Foods, Inc. (CoMar). The acquisition was accounted for as a purchase. The 422,492 shares issued were valued at $933,707 or $2.21 per share. The $2.21 per share amount was determined based upon the market price of the 422,492 shares issued over a reasonable period of time before and after the Agreement and Plan of Reorganization was reached, which approximated the fair market value of the assets and liabilities acquired through the purchase. CoMar's operations were discontinued during the year ended March 31, 2001 and in December 2000, CoMar was dissolved (see Note 14).

              On April 1, 1999, the Company issued 152,564 shares of its common stock to acquire 100% of a related company, Killer Bee, Inc. (Killer Bee) for $238,000. The acquisition was accounted for by the purchase method. The 152,564 shares issued were valued at $238,000 or $1.56 per share, the market value of the shares on the date of the acquisition.

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

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements
                          March 31, 2001, 2000 and 1999


 NOTE 1 -     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              a.  Organization (Continued)

              On January 22, 2001, the Company purchased certain fixed assets, distribution rights and customer lists from Natural Bait Brokers, Inc., a Florida Corporation, by paying $200,000 cash and granting a total of 1,500,000 warrants, exercisable for 5 years. 1,000,000 of the warrants are exercisable into shares of common stock at $1.00 per share and the remaining 500,000 warrants are exercisable into shares of common stock at $1.50 per share. The fixed assets acquired had a fair market value of $63,000. The warrants granted were valued at $136,000, pursuant to the Black-Scholes pricing model. Accordingly, goodwill of $273,000 was recorded pursuant to the purchase. Amortization of the goodwill will commence for the year ended March 31, 2002 and will be amortized over a 7-year period.

              During the year ended March 31, 2001, the Company incorporated a new subsidiary, Aquaculture Corporation of America (Aqua) for the development of farm grown freshwater shrimp, which prior to incorporation, operated as a division of Custom.

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

              c.  Cash and Cash Equivalents

              Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition. The Company's cash accounts at its banks are insured by the FDIC up to $100,000. The amount in excess of the insured limits at March 31, 2001 and 2000 was $1,075,127 and $929,026,
              respectively.

              d.  Basic and Fully Diluted Earnings Per Share

              The computations of basic earnings per share of common stock are based on the weighted average number of shares outstanding during the period of the consolidated financial statements. Common stock equivalents, consisting of the preferred shares, options and warrants, have been included in the fully diluted earnings per share for the year ended March 31, 1999. Common stock equivalents are antidilutive for the years ended March 31, 2001 and 2000.

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements
                          March 31, 2001, 2000 and 1999


 NOTE 1 -     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              d.  Basic and Fully Diluted Earnings Per Share (Continued)

              Basic Earnings (Loss) Per Share

                                                                           For the Years Ended
                                                                                March 31,
                                                        ----------------------------------------------------------
                                                              2001                2000               1999
                                                        ------------------  ------------------  ------------------
              Income (loss) - numerator                 $         (693,328) $       (1,036,093) $           28,600

              Shares - denominator                              13,281,970          12,633,545          11,628,082
                                                        ------------------  ------------------  ------------------
              Per  share amount                         $            (0.05) $            (0.08) $             0.00
                                                        ==================  ==================  ==================
              Fully Diluted Earnings (Loss) Per Share
                                                                           For the Years Ended
                                                                                March 31,
                                                        ----------------------------------------------------------
                                                              2001                2000               1999
                                                        ------------------  ------------------  ------------------
              Income (loss) - numerator                 $         (693,328) $       (1,036,093) $           28,600

              Shares - denominator                              13,281,970          12,633,545          11,824,148
                                                        ------------------  ------------------  ------------------
              Per  share amount                         $            (0.05) $            (0.08) $             0.00
                                                        ==================  ==================  ==================

              e. Principles of Consolidation

              The consolidated financial statements include those of Global Seafood Technologies, Inc. and its wholly-owned subsidiaries, Custom Pack, Inc., Aquaculture Corporation of America and Killer Bee, Inc. All significant intercompany accounts and transactions have been eliminated.

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

                           Machinery and equipment             5 to 7 years
                           Furniture and fixtures              5 to 7 years
                           Buildings                           31 years
                           Vehicles                            5 years
                           Water well                          7 years

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements
                          March 31, 2001, 2000 and 1999


 NOTE 1 -     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              h. Accounts Receivable

              Accounts receivable are recorded net of the allowance for doubtful accounts of $5,886 and $5,886 as of March 31, 2001 and 2000, respectively.

              i. Related Party Transactions

              The Company sells some of its product to a related company. The amounts owed from this company at March 31, 2001 and 2000 was $-0-and $158,477, respectively.

              In addition, the Company has advanced funds to a related company for operating expenses. Total amount owed from these companies at March 31, 2001 and 2000 was $299,918 and $191,974, respectively.

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

              l. Reclassifications

              Certain prior period amounts have been reclassified to conform to the March 31, 2001 financial statement presentation.

              m. Advertising

              The Company follows the policy of charging the costs of advertising to expense as incurred.

              n. Change in Accounting Principle

              The Company has adopted the provisions of FASB Statement No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, (an amendment of FASB Statement No. 133.)" Because the Company had adopted the provisions of FASB Statement No. 133, prior to June 15, 2000, this statement is effective for all fiscal quarters beginning after June 15, 2000. The adoption of this principle had not material effect on the Company's consolidated financial statements.

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements
                          March 31, 2001, 2000 and 1999


 NOTE 1 -     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              n. Change in Accounting Principle (Continued)

              The Company has adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)" This statement provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principle had no material effect on the Company's consolidated financial statements.

              The Company has adopted the provisions of FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)" This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principle had no material effect on the Company's consolidated financial statements.

              o. Prepaid Non-Compete Agreement

              The Company entered into a covenant-not-to-compete during the year ended March 31, 1991. The original agreement required $492,000 to be paid over 10 years at $49,200 each year. The agreement was amended in 1994 due to an examination by the Internal Revenue Service that reduced the required annual payment to $32,800.

              During the year ended March 31, 2000, the Company issued 114,800 shares of its outstanding common stock in lieu of the future payments required under the non-compete agreement. These shares were valued at $143,500 or $1.25 per share. Amortization on the prepaid agreement through March 31, 2000 was $31,888. Additional amortization totaling $31,889 was recorded during the year ended March 31, 2001.

              p. Stock Options and Warrants

              The Company applies Accounting Principles Board ("APB") 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for all stock option plans. Under APB 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements
                          March 31, 2001, 2000 and 1999


 NOTE 1 -     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              p. Stock Options and Warrants (Continued)

              FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to provide proforma information regarding net income (loss) and net income (loss) per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes options pricing model using the following assumptions. The U.S. Treasury rate for the period equal to the expected life of the options was used as the risk-free interest rate. The expected life of the options is 5 to 10 years. The volatility used was1.2486% based upon the historical price per share of shares sold. There are no expected dividends.

              Under the accounting provisions of SFAS 123, the Company's net income (loss) would have been unchanged for the years ended March 31, 2001, 2000 and 1999. However, additional goodwill of $136,000 was recorded for warrants granted during the year ended March 31, 2001 pursuant to SFAS 123.

NOTE 2 -      PROPERTY AND EQUIPMENT

              Property and equipment at March 31, 2001 and 2000 consisted of the following:

                                                                                              March 31,
                                                                               ------------------------------------
                                                                                      2001                2000
                                                                               ----------------    ----------------
                      Land                                                     $        105,717  $          102,926
                      Buildings and improvements                                      1,276,505           1,373,324
                      Furniture and fixtures                                              8,098              29,319
                      Machinery and equipment                                         3,322,471           3,096,515
                      Vehicles                                                           20,600              27,820
                      Water well                                                        121,441             121,441
                                                                               ----------------    ----------------
                              Total                                                   4,854,832           4,751,345

                           Less accumulated depreciation                             (2,717,313)         (2,488,294)
                                                                               ----------------    ----------------
                           Property and equipment - net                        $      2,137,519   $       2,263,051
                                                                               ================   =================

              Depreciation expense for the years ended March 31, 2001, 2000 and 1999 was $535,656, $411,769 and $350,639, respectively.

              During the year ended March 31, 2000, the Company recorded an impairment loss of $775,000 on the building and improvements based upon the decline in market value of the building during the year.

              On March 30, 2001, the Company's building and certain office equipment were damaged in a fire. The fire completely destroyed the portion of the plant where the corporate offices were located but did minimal damage to the processing area or the processing equipment and machinery.

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements
                          March 31, 2001, 2000 and 1999


NOTE 2 -      PROPERTY AND EQUIPMENT (Continued)

              The Company was fully insured on the destroyed assets for replacement cost. The Company is currently working on the required bids and estimates for the reconstruction of the offices and the replacement of assets destroyed. The ultimate outcome of the insurance claim cannot currently be determined and the potential claim or resulting gain cannot be estimated. The Company does not believe that they will sustain a loss since they were insured for replacement costs.

              The assets affected by the fire are being separately disclosed as "Assets Recoverable Under Insurance Policy" until the assets are reconstructed and/or replaced. The following summarizes the assets destroyed:

                                                             Original              Accumulated         Net
              Description                                      Cost               Depreciation         Book Value
              -----------                                  -----------------  ------------------  ------------------
              Building and improvements                    $         187,520  $          (63,628) $          123,892

              Furniture and fixtures                                  14,082             (13,725)                357

              Machinery and equipment                                204,777            (181,130)             23,647
                                                           -----------------  ------------------  ------------------
                         Totals                            $         406,379  $         (258,483) $          147,896
                                                           =================  ==================  ==================

NOTE 3 -      NOTES PAYABLE

              Notes payable at March 31, 2001 and 2000 consisted of the following:

                                                                                                March 31,
                                                                                         2001              2000
                                                                                     --------------  ---------------
              Note payable, secured by property, interest at 8.05%,
                interest and principal payments of $16,124 due monthly,
                matures on July 5, 2003.                                             $    1,064,857  $     1,166,816

              Note payable, secured by property, interest at 9.0%,
               interest and principal payments of $1,497 due monthly,
               matures on July 1, 2012.                                                     131,051          136,469

              Note payable, secured by property, interest at 8.0%,
               interest and principal payments of $702 due monthly,
               matures on November 23, 2003.                                                 19,784           26,351

              Note payable, secured by property, interest at 7.5%,
               interest and principal payments of $399 due monthly,
               matures on November 15, 2002.                                                  7,478           11,532

              Note payable, secured by property, interest at 7.5%,
               interest and principal payments of $737 due monthly,
               matures on October 15, 2002.                                                  13,152           20,673

              Note payable, unsecured, interest at 8.0%, interest
               due annually, principal due from gross profits (Note 12).                     -                80,000
                                                                                     --------------  ---------------
              Balance forward                                                        $    1,236,322  $     1,441,841
                                                                                     --------------  ---------------

                                GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   Notes to the Consolidated Financial Statements
                                            March 31, 2001, 2000 and 1999

NOTE 3 -      NOTES PAYABLE (Continued)

                                                                                                March 31,
                                                                                         2001              2000
                                                                                     --------------  ---------------
              Balance forward                                                        $    1,236,322  $     1,441,841

              Note payable to a bank, secured by property and equipment, interest at 9.25%, interest and principal payments of $440 due
               monthly, matures in September 2002.                                            7,379           11,751

              Note payable to a bank, secured by property and
               equipment,  interest at 8.0%, interest and principal
               payments of $492 due monthly, matures in January 2004.                        15,079           19,656

              Note payable to a bank, secured by property, interest
               at 8.0%, interest and principal payments of $1,531
               due monthly, matures in June 2004.                                            52,310           65,895

              Note payable to a bank, secured by property, interest at
               8.0%, interest and principal payments of $1,369 due
               monthly, matures in September 2005.                                           59,739           -

              Note payable to a bank, secured by property, interest
               at 8.50%, interest and principal payments of $739 due
               monthly, matures in March 2004.                                               23,360           -

              Note payable to a bank, secured by property, interest
               at 8.50%, interest plus principal payments of $1,124 due
               monthly, matures in January 2005.                                             51,682           -

              Note payable to a bank, secured by property, interest at
               8.0%, interest and principal payments of $1,447 due
               monthly, matures June 2004.                                                   49,442           62,284

              Other notes payable                                                               236              804
                                                                                     --------------  ---------------
                   Total notes payable                                                    1,495,549        1,602,231

                   Less: current portion                                                   (199,144)        (199,647)
                                                                                     --------------  ---------------
                   Long-term notes payable                                           $    1,296,405  $     1,402,584
                                                                                     ==============  ===============

              Maturities of long-term debt are as follows:

                             Year Ending
                              March 31,                                Amount
                              ---------                                ------
                                 2002                            $      199,144
                                 2003                                   217,880
                                 2004                                   918,490
                                 2005                                    52,744
                                 2006                                    17,443
                                 2007 and thereafter                     89,848
                                                                 --------------
                                     Total                       $    1,495,549
                                                                 ==============

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements
                          March 31, 2001, 2000 and 1999


NOTE 4 -      NOTES PAYABLE - RELATED PARTIES

                                                                                               March 31,
                                                                                         2001              2000
                                                                                     --------------  ---------------
              Note payable to shareholder, unsecured, interest at 10%,
               interest payments due quarterly and annually, principal
               amount is due on demand.                                              $      113,500  $       113,500
                                                                                     --------------  ---------------
                   Total notes payable - related parties                             $      113,500  $       113,500
                                                                                     ==============  ===============

NOTE 5 -      LINE OF CREDIT

              The Company has a line of credit with a bank. The loan is secured by commercial property under a deed of trust and mortgage and by a UCC commercial security agreement, accrues interest at 9.5% per annum, and has a maximum balance of $1,000,000. The line is renewed annually and currently expires on October 5, 2001. The balance outstanding on the line of credit at March 31, 2001 was $-0-.

NOTE 6 -      CAPITAL LEASES

              The Company leases certain equipment with lease terms through September 2003. Obligations under these capital leases have been recorded in the accompanying consolidated financial statements at the present value of future minimum lease payments.

              Obligations under capital leases at March 31, 2001 and 2000 consisted of the following:

                                                                                               March 31,
                                                                                         2001              2000
                                                                                     --------------  ---------------
                      Total                                                          $       54,247  $        85,531
                      Less: current portion                                                 (20,880)         (31,270)
                                                                                     --------------  ---------------
                      Long-term portion                                              $       33,367  $        54,261
                                                                                     ==============  ===============

              The future minimum lease payments under these capital leases and the net present value of the future minimum lease payments are as follows:

                        Year Ending
                         March 31,                                                                          Amount
                         ---------                                                                          ------
                           2002                                                                      $        27,078
                           2003                                                                               26,054
                           2004                                                                                9,789
                           2005                                                                               -
                           2006                                                                               -
                           2007 and thereafter                                                                -
                                                                                                     ---------------
                      Total future minimum lease payments                                                     62,921

                      Less, amount representing interest                                                      (8,674)
                                                                                                     ---------------
                      Present value of future minimum lease payments                                 $        54,247
                                                                                                     ===============

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements
                          March 31, 2001, 2000 and 1999


NOTE 7 -      MAJOR CUSTOMERS AND SUPPLIERS

              For the year ended March 31, 2001, two customers generated sales in excess of 10% of the Company's total sales. Sales to these two customers made up approximately 47% and 29%, respectively, of total revenues for the year ended March 31, 2001.

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

              The Company purchased product from two suppliers during the year ended March 31, 2001 that generated costs in excess of 10% of the Company's total purchases. Purchases from these two suppliers made up approximately 22% and 13%, respectively, of total purchases for the year ended March 31, 2001.

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

              All significant sales and purchases that exceeded 10% during the years ended March 31, 2001, 2000 and 1999 were in the seafood packaging and processing segment.

NOTE 8 -      INCOME TAXES

              At March 31, 2001, the Company had net operating loss carryforwards of approximately $1,123,000 that may be offset against future taxable income through 2021.

              The Company uses an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax bases of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will more likely than not be realized. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred assets and liabilities.

              Income tax accounts as of March 31, 2001 and 2000 are detailed in the following summary:

                                                                                            March 31,
                                                                              --------------------------------------
                                                                                       2001               2000
                                                                              ------------------  ------------------
              Deferred income tax asset                                       $          426,700  $           14,600

              Non-current deferred income taxes                                         (426,700)            (12,300)
                                                                              ------------------  ------------------
              Current deferred income tax asset                               $           -       $            2,300
                                                                              ==================  ==================

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements
                          March 31, 2001, 2000 and 1999


NOTE 8 -      INCOME TAXES (Continued)

              Provision for income taxes for the years ended March 31, 2001, 2000 and 1999 consisted of the following:

                                                                                    March 31,
                                                            ----------------------------------------------------
                                                                  2001                2000             1999
                                                            ---------------    ----------------   --------------
                  Current:
                           Federal income taxes             $        -         $         -        $       19,376
                           State income taxes                        -                   -                 4,840

                  Deferred:
                           Federal and state income
                            taxes                                  (412,100)             -               (14,600)
                                                            ---------------    ----------------   --------------
                  Total provision for income taxes          $      (412,100)   $         -        $        9,616
                                                            ===============    ================   ==============

              As of March 31, 2001 and 2000, the Company overpaid its federal income taxes by $23,493 and $46,111, respectively.

              As of March 31, 2001 and 2000, a deferred tax asset of $426,700 and $14,600 was recognized and recorded.

              A reconciliation of income taxes at the federal statutory rate to the effective tax rate is as follows:

                                                                 2001                2000              1999
                                                            ---------------    ----------------   --------------
              Income taxes computed at the
               federal statutory rate                       $      (427,777)   $         -        $       24,216
              Non-deductible allowance for
               bad debts                                             -                   -                (2,300)
              Other non-deductible items                              7,387              -                -
              Accelerated depreciation expense                        8,290              -               (12,300)
                                                            ---------------    ----------------   --------------
              Income Tax Expense (Benefit)                  $      (412,100)   $         -        $        9,616
                                                            ===============    ================   ==============

NOTE 9 -      COMMITMENTS AND CONTINGENCIES

              Common Stock Contingency

              The Company is aware of numerous possible claims by individuals that received either through purchase or otherwise, 850,000 forged shares of the Company's common stock that purport to represent issued and outstanding shares. The shares are not listed on the Company's shareholder records and do not represent duly issued and outstanding shares of the Company's common stock. Although no litigation is pending in relation to these shares, it is possible that the Company may have to honor these 850,000 shares of common stock in the future. The shares have not been recorded by the Company at March 31, 2001 since the ultimate outcome is currently not estimatable.

              The Company is in the process of trying to recover 1,700,000 common shares. The holder of the shares is claiming breach of contract and claims that he is entitled to the shares. The claim is currently in litigation and management intends on vigorously contesting the claim. The Company has filed an answer and a counterclaim against the holder seeking specific performance of a settlement agreement previously entered into. While the possibility that an unfavorable outcome exists, the Company has determined that the potential loss is remote and fully intends on recovering the entire 1,700,000 shares. It is remotely possible, however, that the Company may have to honor these shares in the future, although the shares have not been recorded by the Company as outstanding shares as of March 31, 2001.

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements
                          March 31, 2001, 2000 and 1999


NOTE 9 -      COMMITMENTS AND CONTINGENCIES (Continued)

              The Company is also in the process of trying to recover 203,400 shares that were issued for no consideration. The shares have been requested to be returned for cancellation but are in receivership pending authorization to be returned. Management of the Company fully intends on receiving the shares back and will pursue litigation, if necessary, to recover the shares. It is remotely possible, however, that the Company may have to honor these shares in the future, although the shares have not been recorded by the Company as outstanding shares as of March 31, 2001.

              Leases

              The Company has entered into several non-cancelable leases, accounted for as operating leases, of certain machinery and equipment used in operations. The minimum future payments required under the operating leases are as follows:

                  Year Ending
                    March 31,                                     Amount
                       2002                                 $           10,894
                       2003                                             10,894
                       2004                                              5,147
                       2005                                             -
                       2006                                             -
                       2007 and thereafter                              -
                                                            ------------------
                            Total                           $           26,935
                                                            ==================

NOTE 10 -      WARRANTS OUTSTANDING

               During April 1999, the Company granted warrants to an investor to purchase 2,000,000 shares of the Company's common stock at $1.00 per share, which was the prevailing market value for the shares at the time of issuance. The warrants were exercisable until July 15, 2001. During the year ended March 31, 2001, the Board of Directors of the Company agreed to extend the expiration date of the warrants to July 15, 2009. These warrants were revalued pursuant to the Black-Scholes pricing model which resulted in no additional expense being recorded for the year ended March 31, 2001 in accordance with SFAS 123.

               On April 1, 1999, the Company granted warrants to purchase 1,500,000 shares of the Company's common stock at $1.56 per share in connection with the purchase of the assets of Killer Bee, Inc. Warrants of 500,000 shares were granted to each of the sellers (three individuals, which included two executive officers and directors of the Company). The warrants are exercisable until April 1, 2009.

               As part of the asset purchase of Natural Bait Brokers, Inc. (Note
               1), the Company granted additional warrants for a total of 1,500,000 common shares exercisable for five years. 1,000,000 of the warrants are exercisable at $1.00 per share and 500,000 exercisable at $1.50 per share. These warrants were valued at a total of $136,000.

               On January 12, 2001, the Company granted warrants to an individual to purchase 500,000 shares of the Company's common stock at $1.00 per share. The warrants are exercisable until March 1, 2005.

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements
                          March 31, 2001, 2000 and 1999


NOTE 10 -      WARRANTS OUTSTANDING (Continued)

               The Company estimates the fair value of each stock warrant at the grant date by using the Black-Scholes pricing model. The following assumptions were used: risk-free interest rate of 6%, five to ten year expected life, 1.2486% expected volatility, and no expected dividends. No additional expense was recorded for the years ended March 31, 2001, 2000 and 1999. However, additional goodwill of $136,000 on the purchase of the Natural Bait Brokers, Inc. asset purchase was recorded during the year ended March 31, 2001 as a result of the 1,500,000 warrants granted.

               A summary of the status of the Company's stock warrants as of March 31, 2001 and changes during the year ended March 31, 2001 is presented below:

                                                                                  Weighted             Weighted
                                                                                   Average              Average
                                                                                   Exercise            Grant Date
                                                                Warrants            Price              Fair Value
                                                           -----------------  ------------------  ------------------
               Outstanding, March 31, 2000                         4,500,000  $             1.19  $             0.00
                    Granted                                        2,000,000                1.12                0.07
                    Exercised                                     (1,000,000)              (1.00)               0.00
                    Expired/canceled                                  -                   -                   -
                                                           -----------------  ------------------  ------------------
               Outstanding, March 31, 2001                         5,500,000  $             1.20  $             0.01
                                                           =================  ==================  ==================

NOTE 11 -      OPTIONS OUTSTANDING

               On January 26, 2001, the Company granted incentive stock options to certain eligible employees and consultants under the 2000 Equity Incentive Plan for a total of 1,295,000 shares of common stock exercisable on or before January 11, 2001 at an exercise price of $1.01 per share.

               The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes options pricing model. The following assumptions were used: risk-free interest rate of 6%, ten-year expected life, 1.2486% expected volatility, and no expected dividends. Accordingly, no additional expense was recorded for the year ended March 31, 2001.

               A summary of the status of the Company's stock options as of March 31, 2001 and changes during the year ended March 31, 2001 is presented below:

                                                                                    Weighted             Weighted
                                                                                    Average              Average
                                                                                   Exercise             Grant Date
                                                                 Options            Price              Fair Value
                                                           -----------------  ------------------  ------------------
               Outstanding, March 31, 2000                            -       $           -       $           -
                    Granted                                        1,295,000                1.01                0.00
                    Exercised                                         -                   -                   -
                    Expired/canceled                                  -                   -                   -
                                                           -----------------  ------------------  ------------------
               Outstanding, March 31, 2001                         1,295,000  $             1.01  $             0.00
                                                           =================  ==================  ==================

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements
                          March 31, 2001, 2000 and 1999


NOTE 12 -      JOINT PARTICIPATION AGREEMENT

               On March 20, 2000, the Company entered into a joint participation agreements for the allocation and distribution of profit to be derived from participation in an aquaculture farming operation in the State of Mississippi. As part of the agreement, the other participant paid a $100,000 participation fee to the Company that was recorded as additional capital contributed for the year ended March 31, 2000. In addition, the participant loaned the Company $80,000 to be used for working capital in the operation of the farm (see Note 3). The Company is to provide the agricultural land lease, expertise in producing freshwater prawns, macrobrachia post-larvae to seed the ponds, equipment and housing for the operation of the farm. The Company issued 106,667 shares of common stock during the year ended March 31, 2001 to the participant in lieu of the $80,000 debt.

               Profits derived from the operation of the farm will be allocated 51% to the Company and 49% to the other participant. No profit had been earned as of March 31, 2001.

               During the year ended March 31, 2001, the Company entered into a joint venture to establish a freshwater shrimp farm in the Republic of Guyana. The Company is to provide the technology and the delivery of post-larvae as seed stock, and will share in 20% of the net profits.

NOTE 13 -      SEGMENT REPORTING

               Global Seafood Technologies, Inc.'s reportable segments are business units that offer different products and services. They are managed separately, because each segment requires different technology, industry knowledge and marketing strategies.

               The Company has three reportable business segments: seafood, fishing bait and freshwater shrimp. The seafood segment performs full-service processing, packaging and storage of shrimp and other seafood products. The fishing bait segment packages and distributes recreational fishing bait products. The freshwater shrimp segment is engaged in the development and harvesting of farm-grown, freshwater shrimp through its hatchery and nursery facility.

               The accompanying policies applied to determine the segment information are the same as those described in the summary of significant accounting policies (Note1). All significant intersegment transactions have been eliminated in the consolidated financial statements.

               Management evaluates the performance of each segment based on profit or loss from operations before income taxes, exclusive of nonrecurring gains and losses.

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements
                          March 31, 2001, 2000 and 1999

NOTE 13 -      SEGMENT REPORTING (Continued)

               Financial information as of and for the year ended March 31, 2001 with respect to the reportable segments is as follows:

                                                                                   Fishing            Freshwater
                                                               Seafood               Bait               Shrimp
                                                           -----------------  ------------------  ------------------
               Cash                                        $       1,254,466  $           59,263  $           -

               Fixed assets, net                                   1,123,205             463,345             550,969

               Total assets                                        4,715,471           1,789,108             710,772

               Total liabilities                                   2,303,814             575,227             174,194

               External revenues                                  14,787,501           2,215,887              72,593

               Cost of goods sold                                 12,972,760           1,560,747             185,838

               Other income (expense)                             (1,875,019)         (1,323,923)           (118,807)

               Segment profit (loss) before tax effect               (60,279)           (668,782)           (232,052)

NOTE 14 -      DISCONTINUED OPERATIONS

               Effective December 2000, the Company discontinued the operations of CoMar Foods, Inc. The following is a summary of the loss from discontinued operations resulting from the dissolution of this subsidiary for the years ended March 31, 2001, 2000 and 1999, including the tax effect attributable to the discontinued operations.

                                                                           For the Years Ended March 31,
                                                                ----------------------------------------------------
                                                                       2001             2000              1999
                                                                -----------------  ---------------  ----------------
               NET SALES                                        $          -       $       613,439  $        826,059

               EXPENSES
                 Cost of sales                                             -               108,462           357,258
                 Depreciation expense                                       9,742           37,491            32,306
                 Selling, general and administrative                      134,573          504,628           664,229
                                                                -----------------  ---------------  ----------------
                   Total Expenses                                         144,315          650,581         1,053,793
                                                                -----------------  ---------------  ----------------

               LOSS BEFORE OTHER INCOME
                 (EXPENSES)                                              (144,315)         (37,142)         (227,734)
                                                                -----------------  ---------------  ----------------

               OTHER INCOME (EXPENSES)
                 Other income                                              -                   181             1,000
                 Gain (loss) on disposition of assets                      -                56,662            16,037
                 Interest expense                                          -               (46,040)          (42,644)
                                                                -----------------  ---------------  ----------------
                   Total Other Income (Expenses)                           -               (10,803)          (25,607)
                                                                -----------------  ---------------  ----------------

               NET LOSS BEFORE INCOME TAXES                              (144,315)          -                 -

               INCOME TAX (BENEFIT)                                       (54,840)          -                 -
                                                                -----------------  ---------------  ----------------

               LOSS FROM DISCONTINUED
                OPERATIONS NET OF TAX EFFECT                    $         (89,475) $       (47,945) $       (253,341)
                                                                =================  ===============  ================

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements
                          March 31, 2001, 2000 and 1999


NOTE 15 -      SUBSEQUENT EVENT

               On May 7, 2001, the 200,000 outstanding preferred shares were converted into 1,464,005 shares of common stock.