Form 10QSB
period 2001-06-30
GLOBAL SEAFOOD TECHNOLOGIES INC
filed 2001-08-14
CIK 1080533

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

For the Quarter Period Ended
June 30, 2001                                        Commission File No. 0-28495


                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                        ---------------------------------
             (Exact name of Registrant as specified in its Charter)

                Nevada                                    93-1219887
   --------------------------------           ---------------------------------
      (State or jurisdiction of               (IRS Employer Identification No.)
    incorporation or organization)

555 Bayview Avenue, Biloxi, Mississippi                      39530
-----------------------------------------                    -------
(Address of Principal Executive Office)                     (Zip Code)

Registrant's telephone number, including area code:    (228) 435-3632
---------------------------------------------------    --------------

Former name, former address and former fiscal year,
if changed since last report:  None
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]


As of June 30, 2001, there were 15,722,866 shares of Common Stock, $.001 par value outstanding.

================================================================================

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets as of June 30, 2001
   and March 31, 2001                                                    3

Consolidated Statements of Operations for the three months
   ended June 30, 2001 and June 30, 2000                                 5

Consolidated Statements of Cash Flows for the three
   months ended June 30, 2001 and June 30, 2000                          6

Consolidated Statements of Shareholders' Equity as of June 30, 2001
   and March 31, 2001                                                    7

Notes to the financial statements                                        8

                          GLOBAL SEAFOOD TECHNOLOGIES, INC.
                              CONSOLIDATED BALANCE SHEET

                                                     FYE
                                                   AUDITED                        UNAUDITED
                                                   March 31                        June 30
                                                     2001                           2001
CURRENT ASSETS
Cash and cash equivalents                            $1,313,729                      $ 460,630
Accounts Receivable                                  $1,719,136                    $ 2,306,099
Accounts Receivable - Related                         $ 299,918                      $ 521,559
Pre-paid income taxes                                  $ 23,493                       $ 23,493
Pre-paid Expenses                                           $ -                        $ 9,000
Inventories                                           $ 865,003                    $ 1,396,373
Deferred tax asset, current                                 $ -                            $ -
TOTAL CURRENT ASSETS                                 $4,221,279                    $ 4,717,154

PROPERTY AND EQUIPMENT
Land                                                  $ 105,717                      $ 105,717
Buildings and Improvements                           $1,276,505                    $ 1,405,210
Furniture and Fixtures                                  $ 8,098                            $ -
Machinery and Equipment                              $3,322,471                    $ 3,333,240
Vehicles                                               $ 20,600                       $ 67,325
Water Well                                            $ 121,441                      $ 121,441
TOTAL FIXED ASSETS                                   $4,854,832                    $ 5,032,933
Less Accumulated Depreciation                      $ (2,717,313)                   $(2,856,363)
PROPERTY AND EQUIPMENT, NET                          $2,137,519                    $ 2,176,570

OTHER ASSETS
Deferred tax asset                                    $ 426,700                      $ 426,700
Goodwill                                              $ 273,000                      $ 263,250
Assets Recoverable Under Insurance                    $ 147,896                      $ 147,896
Deposits                                                $ 8,957                        $ 8,957
Total Other Assets                                    $ 856,553                      $ 846,803

TOTAL ASSETS                                         $7,215,351                    $ 7,740,527


The accompanying notes are an integral part of these consolidated financial statements

                          GLOBAL SEAFOOD TECHNOLOGIES, INC.
                              CONSOLIDATED BALANCE SHEET

                                                     FYE
                                                   AUDITED                        UNAUDITED
                                                   March 31                        June 30
                                                     2001                           2001
CURRENT LIABILITIES
Accounts Payable                                   $  1,346,557                    $ 1,684,685
Accounts Payable - Related                                  $ -                            $ -                     -
Accrued expenses                                   $     43,382                       $ 29,912
Income taxes payable                                        $ -                       $ 14,145
Notes Payable, current portion                        $ 199,144                      $ 214,571
Notes Payable - Related                               $ 113,500                      $ 113,500
Obligations under capital leases                       $ 20,880                       $ 21,374
TOTAL CURRENT LIABILITIES                            $1,723,463                    $ 2,078,187

LONG-TERM LIABILITIES
Notes Payable                                      $  1,296,405                    $ 1,266,432
Obligations under capital leases                       $ 33,367                       $ 31,959
TOTAL LONG-TERM LIABILITIES                          $1,329,772                    $ 1,298,391

TOTAL LIABILITIES                                    $3,053,235                    $ 3,376,577

STOCKHOLDER'S EQUITY
Preferred stock                                           $ 200                            $ -
(Issued and outstanding)                                200,000
Common stock                                           $ 14,234                       $ 15,723
(Issued and outstanding)                             14,233,861                     15,722,866
Additional Paid-in Capital                           $5,628,515                    $ 5,677,228
Prepaid Non-compete                                   $ (79,723)                     $ (71,751)
Subscription Receivable                               $ (46,486)                     $ (46,486)
Retained Earnings                                  $ (1,354,624)                   $(1,210,765)
TOTAL STOCKHOLDER'S EQUITY                           $4,162,116                    $ 4,363,949

TOT. LIAB. AND EQUITY                                $7,215,351                    $ 7,740,527

The accompanying notes are an integral part of these consolidated financial statements

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    UNAUDITED


                                                         For Three Months Ending June 30,
                                                     2000                           2001
Processing Sales                                      $ 717,050                      $ 328,301
Sales of Product                                     $3,227,806                    $ 3,378,258
NET SALES                                            $3,944,856                    $ 3,706,559

EXPENSES
Cost of Sales                                        $3,091,574                    $ 2,337,453
Non-compete covenant                                    $ 7,972                        $ 7,972
Depreciation & amortization                            $ 99,125                      $ 148,800
Bad debt expense                                            $ -                            $ -
Selling, general and administrative                   $ 987,974                    $ 1,027,886
TOTAL EXPENSES                                       $4,186,645                    $ 3,522,111

INCOME BEFORE OTHER ITEMS                            $ (241,789)                     $ 184,448

Other income                                           $ 10,060                       $ 11,355
Interest income                                        $ 15,328                        $ 2,031
Gain of disposition of assets                               $ -                            $ -
Interest expense                                      $ (35,464)                     $ (39,755)
TOTAL OTHER INCOME (EXPENSE)                          $ (10,076)                     $ (26,370)

NET INCOME BEFORE TAXES                              $ (251,865)                     $ 158,079

PROVISION FOR TAXES                                         $ -                       $ 14,220

NET INCOME                                           $ (251,865)                     $ 143,859

Basic Earnings (Loss) Per Share                            $ (0)                           $ 0

Fully Diluted Earnings (Loss) Per Share                    $ (0)                           $ 0


The accompanying notes are an integral part of these consolidated financial statements

                                           GLOBAL SEAFOOD TECHNOLOGIES, INC.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         UNAUDITED


                                                                                      For Three Months Ending June 30
                                                                                   2000                           2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                                  $ (251,865)                     $ 143,859
Adjustments to Net Income:
Depreciation & Amortization                                                          $ 99,125                      $ 156,772
(Gain) Loss on Sale of Assets                                                             $ -                            $ -
Bad Debts                                                                                 $ -                            $ -
Changes in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable
and Accounts Receivable Related                                                    $ (440,260)                    $ (808,604)
(Increase) Decrease in Taxes Receivable                                                   $ -                            $ -
(Increase) Decrease in Deferred Tax Asset                                                                                $ -
(Increase) Decrease in Inventories                                                  $ (69,403)                    $ (531,370)
(Increase) Decrease in Pre-paid Expenses                                              $ 7,973                       $ (9,000)
(Increase) Decrease in Deposits                                                         $ (75)                          $ (0)
Increase (Decrease) in Accounts Payable
and Accounts Payable Related                                                        $ 460,578                      $ 338,128
Increase (Decrease) in Taxes Payable                                                     $ 16                       $ 14,145
Increase (Decrease) in Accrued Expenses                                                $ (698)                     $ (13,470)
Net Cash Provided (Used) by Operating Activities                                   $ (194,609)                    $ (709,541)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of Property and Equipment                                                            $ -                            $ -
Purchase of Property and Equipment                                                  $ (42,508)                    $ (178,101)
Net Cash Used in Investing Activities                                               $ (42,508)                    $ (178,101)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additional Capital Contributed                                                            $ -                       $ 50,000
Proceeds From Sale of Preferred Stock                                                     $ -                            $ -
Payments on Notes Payable and Leases Payable                                        $ (49,739)                     $ (67,332)
Proceeds From Notes Payable and Leases Payable                                            $ -                       $ 51,875
Net Cash Provided (Used by)Financing Activities                                     $ (49,739)                      $ 34,543

NET INCREASE (DECREASE) IN CASH                                                    $ (286,856)                    $ (853,099)

BEGINNING CASH AND CASH EQUIVALENTS                                               $ 1,303,120                    $ 1,313,729

ENDING CASH AND CASH EQUIVALENTS                                                  $ 1,016,264                      $ 460,630

The accompanying notes are an integral part of these consolidated financial statements

                                         GLOBAL SEAFOOD TECHNOLOGIES, INC.
                                      Consolidated Statements of Shareholders' Equity


                                                                                             Additional                   Retained
                                             Preferred Stock          Common Stock            Paid-in     Subscription     Earnings
                                            Shares     Amount      Shares         Amount      Capital      Receivable     (Deficit)
                                            ------     ------      ------         ------      -------      ----------     ---------
Balance, March 31, 2001                     200,000      $ 200    14,233,861     $ 14,234   $ 5,628,515     $(46,486)  $ (1,354,624)

Outstanding preferred stock converted
to common stock                            (200,000)     $(200)    1,464,005      $ 1,464      $ (1,264)

Common stock issued for cash in
June 2001                                    25,000       $ 25      $ 49,975

Net income for three months ended
June 30, 2001                                                                                 $ 143,859

Balance, June 30, 2001                            0        $ -    15,722,866     $ 15,723   $ 5,677,226     $(46,486)  $ (1,210,765)

The accompanying notes are an integral part of these consolidated financial statements

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                     June 30, 2001, 2000 and March 31, 2001


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

On April 1, 1999, the Company issued 152,564 shares of its common stock to acquire 100% of a related company, Killer Bee, Inc.(Killer Bee) for 238,000. The acquisition was accounted for by the purchase method. The 152,564 shares issued were valued at $238,000 or $1.56 per share, the market value of the shares on the date of the acquisition.

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

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                     June 30, 2001, 2000 and March 31, 2001


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

a.  Organization (Continued)

On January 22, 2001, the Company purchased certain fixed assets, distribution rights and customer lists from Natural Bait Brokers, Inc., a Florida Corporation, by paying $200,000 cash and granting a total of 1,500,000 warrants, exercisable for 5 years. 1,000,000 of the warrants are exercisable into shares of common stock at $1.00 per share and the remaining 500,000 warrants are exercisable into shares of common stock at $1.50 per share. The fixed assets acquired had a fair market value of $63,000. The warrants granted were valued at $136,000, pursuant to the Black-Scholes pricing model. Accordingly, goodwill of $273,000 was recorded pursuant to the purchase. Amortization of the goodwill commenced in the year ended March 31, 2002 and will be amortized over a 7-year period.

During the year ended March 31, 2001, the Company incorporated a new subsidiary, Aquaculture Corporation of America (Aqua) for the development of farm grown freshwater shrimp, which prior to incorporation, operated as a division of Custom.

GST was incorporated for the purpose of creating a vehicle to obtain capital to seek out, investigate and acquire interests in products and businesses that may have a potential for profit.

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

d.  Basic and Fully Diluted Earnings Per Share

The computations of basic earnings per share of common stock are based on the weighted average number of shares outstanding during the period of the consolidated financial statements. Common stock equivalents, consisting of options and warrants, have been included in the fully diluted earnings per share for the quarter ended June 30, 2001. Common stock equivalents are antidilutive for the quarter ended June 30, 2000 and the year ended March 31, 2001, respectively.

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                     June 30, 2001, 2000 and March 31, 2001


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

d.  Basic and Fully Diluted Earnings Per Share (Continued)

              Basic Earnings (Loss) Per Share

                                 For the Year Ended       For the Three Months Ended
                                     March 31,                      June 30,
                                      2001                 2001               2000
                              ------------------  ------------------  ------------------
Income (loss) - numerator     $         (693,328) $          143,859  $         (249,170)
Shares - denominator                  13,281,970          14,512,618          13,124,046
                              ------------------  ------------------  ------------------
Per  share amount             $            (0.05) $             0.01  $            (0.02)
                              ==================  ==================  ==================
              Fully Diluted Earnings (Loss) Per Share

                                 For the Year Ended       For the Three Months Ended
                                     March 31,                      June 30,
                                      2001                 2001               2000
                              ------------------  ------------------  ------------------
Income (loss) - numerator     $         (693,328) $          143,859  $        (249,170)
Shares - denominator                  13,281,970          21,332,618          13,124,148
                              ------------------  ------------------  ------------------
Per share amount              $            (0.05) $             0.01  $           (0.02)
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

               Machinery and equipment             5 to 7 years
               Furniture and fixtures              5 to 7 years
               Buildings                           31 years
               Vehicles                            5 years
               Water well                          7 years

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                     June 30, 2001, 2000 and March 31, 2001


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

h. Accounts Receivable

Accounts receivable are recorded net of the allowance for doubtful accounts of $5,886 and $5,886 as of March 31, 2001 and June 30, 2001, respectively.

i. Related Party Transactions

The Company sells some of its product to a related company. The amounts owed from this company at March 31, 2001 and June 30, 2001 was $-0- and $196,774,respectively. In addition, the Company has advanced funds to a related companies for operating expenses. Total amount owed from these companies at March 31, 2001 and June 30, 2001 was $299,918 and $324,785, respectively.

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

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                     June 30, 2001, 2000 and March 31, 2001


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

o. Prepaid Non-Compete Agreement

The Company entered into a covenant-not-to-compete during the year ended March 31, 1991. The original agreement required $492,000 to be paid over 10 years at $49,200 each year. The agreement was amended in 1994 due to an examination by the Internal Revenue Service that reduced the required annual payment to $32,800

During the year ended March 31, 2000, the Company issued 114,800 shares of its outstanding common stock in lieu of the future payments required under the non-compete agreement. These shares were valued at $143,500 or $1.25 per share. Amortization on the prepaid agreement through March 31, 2000 was $31,888. Additional amortization totaling $31,889 was recorded during the year ended March 31, 2001.

p. Stock Options and Warrants

The Company applies Accounting Principles Board ("APB") 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for all stock option plans. Under APB 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                     June 30, 2001, 2000 and March 31, 2001


NOTE 1 -     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

p. Stock Options and Warrants (Continued)

FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to provide proforma information regarding net income (loss) and net income (loss) per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes options pricing model using the following assumptions. The U.S. Treasury rate for the period equal to the expected life of the options was used as the risk-free interest rate. The expected life of the options is 5 to 10 years. The volatility used was 1.2486% based upon the historical price per share of shares sold. There are no expected dividends.

Under the accounting provisions of SFAS 123, the Company's net income (loss) would have been unchanged for the years ended March 31, 2001, 2000 and 1999. However, additional goodwill of $136,000 was recorded for warrants granted during the year ended March 31, 2001 pursuant to SFAS 123.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                          March 31,            June 30,
                                             2001                2001
                                      ----------------    ----------------
Land                                  $        105,717  $          105,717
Buildings and improvements                   1,276,505           1,405,210
Furniture and fixtures                           8,098                   -
Machinery and equipment                      3,322,471           3,333,240
Vehicles                                        20,600              67,325
Water well                                     121,441             121,441
                                      ----------------    ----------------
Total                                        4,854,832           5,032,933

Less accumulated depreciation               (2,717,313)         (2,856,363)
                                      ----------------    ----------------
Property and equipment - net          $      2,137,519   $       2,176,570
                                      ================   =================


Depreciation expense for the year ended March 31, 2001, and the three months periods ending June 30, 2001 and 2000 was $535,656, $148,800 and $95,049,
respectively.

On March 30, 2001, the Company's building and certain office equipment were damaged in a fire. The fire completely destroyed the portion of the plant where the corporate offices were located but did minimal damage to the processing area or the processing equipment and machinery.

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                     June 30, 2001, 2000 and March 31, 2001


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

The assets affected by the fire are being separately disclosed as "Assets Recoverable Under Insurance Policy" until the assets are reconstructed and/or replaced. The following summarizes the assets destroyed:

                                   Original      Accumulated        Net
Description                         Cost        Depreciation     Book Value
-----------                    --------------  --------------  -------------
Building and improvements      $      187,520  $      (63,628) $     123,892
Furniture and fixtures                 14,082         (13,725)           357
Machinery and equipment               204,777        (181,130)        23,647
                               --------------  --------------  -------------
Totals                         $      406,379  $     (258,483) $     147,896
                               ==============  ==============  =============

NOTE 3 - NOTES PAYABLE

Notes payable consisted of the following:

                                          March 31,     June 30,       June 30,
                                               2001         2001           2000
                                       ------------  -----------    -----------
Note payable, secured by property,
interest at 8.05%,interest and
principal payments of $16,124 due
monthly, matures on July 5, 2003.      $  1,064,857  $ 1,038,211    $ 1,142,281

Note payable, secured by property,
interest at 9.0%, interest and
principal payments of $1,497 due
monthly, matures on July 1, 2012.           131,051      130,018        135,029

Note payable, secured by property,
interest at 8.0%,interest and
principal payments of $702 due
monthly, matures on November 23, 2003.       19,784       18,036         24,736

Note payable, secured by property,
interest at 7.5%, interest and principal
payments of $399 due monthly,
matures on November 15, 2002.                 7,478        6,417         10,548
                                       ------------  -----------    -----------
Balance forward                        $  1,223,170  $ 1,192,682    $ 1,312,594
                                       ------------  -----------    -----------

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                     June 30, 2001, 2000 and March 31, 2001


NOTE 3 - NOTES PAYABLE (Continued)

                                          March 31,     June 30,       June 30,
                                               2001         2001           2000
                                       ------------  -----------    -----------

Balance forward                        $  1,223,170  $ 1,192,682    $ 1,312,594
                                       ------------  -----------    -----------
Note payable, secured by property,
interest at 7.5%,interest and principal
payments of $737 due monthly,
matures on October 15, 2002.                 13,152       11,173         18,872

Note payable, unsecured, interest at
8.0% Interest due annually, principal
due from gross profits (Note 12)                  -            -         80,000

Note payable to a bank, secured by
property and equipment,interest at
9.25%, interest and principal payments
of $440 due monthly, matures in
September 2002.                               7,379        6,216         10,691

Note payable to a bank, secured by
property and equipment, interest at
8.0%, interest and principal payments
of $492 due monthly, matures in
January 2004.                                15,079       13,884         18,532

Note payable to a bank, secured by
property, interest at 8.0%, interest
and principal payments of $1,531 due
monthly, matures in June 2004.               52,310       48,729         62,624

Note payable to a bank, secured by
property, interest at 8.0%, interest
and principal payments of $1,369 due
monthly, matures in September 2005.          59,739       55,739              -

Note payable to a bank, secured by
property, interest at 8.50%, interest
and principal payments of $739 due
monthly, matures in March 2004.              23,360       21,585              -

Note payable to a bank, secured by
property, Interest at 8.50%, interest
plus principal payments of $1,124 due
monthly, matures in January 2005.            51,682       47,188              -
                                       ------------  -----------    -----------
Balance forward                        $  1,445,871  $ 1,397,196    $ 1,503,313
                                       ------------  -----------    -----------

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                     June 30, 2001, 2000 and March 31, 2001


NOTE 3 - NOTES PAYABLE (Continued)

                                          March 31,     June 30,       June 30,
                                               2001         2001           2000
                                       ------------  -----------    -----------

Balance forward                        $  1,445,871  $ 1,397,196    $ 1,503,313
                                       ------------  -----------    -----------

Note payable to a bank, secured by
property, interest at 8.0%, interest
and principal payments of $1,447 due
monthly, matures June 2004.                  49,442       46,058         59,192

Note payable, secured by equipment,
interest at 9.4%, interest and
principal payments of $813 due
monthly, matures May 2006                         -       37,654              -

Other notes payable                             236           95            663
                                       ------------  -----------    -----------
Total notes payable                       1,495,549    1,481,003      1,563,168

Less: current portion                      (199,144)    (214,571)      (166,302)
                                       ------------  -----------    -----------
Long-term notes payable                $  1,296,405  $ 1,266,432    $ 1,396,866
                                       ============  ===========    ===========


              Maturities of long-term debt are as follows:

                     Year Ending
                      March 31,                                Amount
                      ---------                                ------
                         2002                            $      146,850
                         2003                                   217,880
                         2004                                   918,490
                         2005                                    52,744
                         2006                                    55,097
                         2007 and thereafter                     89,848
                                                         --------------
                             Total                       $    1,480,909
                                                         ===============

NOTE 4 - NOTES PAYABLE - RELATED PARTIES

                                          March 31,     June 30,       June 30,
                                               2001         2001           2000
                                       ------------  -----------    -----------
Note payable to shareholder,
unsecured, interest at 10%, interest
payments due quarterly and annually,
principal amount is due on demand.     $    113,500  $   113,500    $   113,500
                                       ------------  -----------    -----------
Total notes payable - related          $    113,500  $   113,500    $   113,500
                                       ============  ===========    ===========

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                     June 30, 2001, 2000 and March 31, 2001


NOTE 5 - LINE OF CREDIT

The Company has a line of credit with a bank. The loan is secured by commercial property under a deed of trust and mortgage and by a UCC commercial security agreement, accrues interest at 9.5% per annum, and has a maximum balance of $1,000,000. The line is renewed annually and currently expires on October 5, 2001. The balance outstanding on the line of credit at March 31, 2001 and June 30, 2001 was $-0-.

NOTE 6 - CAPITAL LEASES

The Company leases certain equipment with lease terms through September 2003. Obligations under these capital leases have been recorded in the accompanying consolidated financial statements at the present value of future minimum lease payments.

Obligations under capital leases at March 31, 2001, June 30, 2001 and 2000 consisted of the following:

                                  March 31,         June 30,         June 30,
                                    2001              2001             2000
                                --------------  ---------------  ---------------
Total                           $       54,247  $        53,333  $       74,855
Less: current portion                  (20,880)         (21,374)        (26,613)
                                --------------  ---------------  ---------------
Long-term portion               $       33,367  $        31,959  $       48,242
                                ==============  ===============  ===============

The future minimum lease payments under these capital leases and the net present value of the future minimum lease payments are as follows:

                 Year Ending
                  March 31,                        Amount
                  ---------                   ----------------
                       2002                   $        19,958
                       2003                            25,585
                       2004                            14,771
                       2005                             1,246
                       2006                               -
                       2007 and thereafter                -
                                               ---------------
 Total future minimum lease payments                   61,560

 Less, amount representing interest                    (8,227)
                                               ---------------
Present value of future minimum
lease payments                                 $       53,333
                                               ===============

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                     June 30, 2001, 2000 and March 31, 2001


NOTE 7 - MAJOR CUSTOMERS AND SUPPLIERS

For the year ended March 31, 2001, two customers generated sales in excess of 10% of the Company's total sales. Sales to these two customers made up approximately 47% and 29%, respectively, of total revenues for the year ended March 31, 2001.

For the three month period ended June 30, 2001, three customers generated sales in excess of 10% of the Company's total sales. Sales to these three customers made up approximately 15%, 14%, and 13%, respectively, of total revenues for the three month period.

For the three month period ended June 30, 2000, two customers generated sales in excess of 10% of the Company's total sales. Sales to these two customers made up approximately 28% and 15%, respectively, of total revenues for the three month period.

The Company purchased product from two suppliers during the year ended March 31, 2001 that generated costs in excess of 10% of the Company's total purchases. Purchases from these two suppliers made up approximately 22% and 13%, respectively, of total purchases for the year ended March 31, 2001.

The Company purchased product from two suppliers during the three month period ended June 30, 2001 that generated costs in excess of 10% of the Company's total purchases. Purchases from these two suppliers made up approximately 23% and 19%, respectively, of total purchases for the three month period.

The Company purchased product from two suppliers during the three month period ended June 30, 2000 that generated costs in excess of 10% of the Company's total purchases. Purchases from these two suppliers made up approximately 23% and 19%, respectively, of total purchases for the three month period.

All significant sales and purchases that exceeded 10% during the periods described above were in the seafood packaging and processing segment.


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

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                     June 30, 2001, 2000 and March 31, 2001


NOTE 8 - INCOME TAXES (Continued)

Income tax accounts as of March 31, 2001 and 2000 are detailed in the following summary:

                                                         March 31,
                                          --------------------------------------
                                                   2001               2000
                                          ------------------  ------------------
Deferred income tax asset                 $          426,700  $           14,600

Non-current deferred income taxes                  (426,700)            (12,300)
                                          ------------------  ------------------
Current deferred income tax asset         $           -       $            2,300
                                          ==================  ==================


Provision for income taxes for the years ended March 31, 2001, and June 30, 2001 and 2000 consisted of the following:

                                  March 31,            June 30,         June 30,
                            ---------------    ----------------   --------------
                                       2001                2001             2000
                            ---------------    ----------------   --------------
Current:
Federal income taxes        $        -         $         -        $         -
State income taxes                   -                   14,220             -
Deferred:
Federal and state income
taxes                             (412,100)              -                  -
                            ---------------    ----------------   --------------
Total provision for
income taxes               $      (412,100)    $         14,220   $         -
                            ===============    ================   ==============


As of March 31, 2001 the Company overpaid its federal income taxes by $23,493. a

As of March 31, 2001 a deferred tax asset of $426,700 was recognized and recorded.

A reconciliation of income taxes at the federal statutory rate to the effective tax rate is as follows:

                                       2001             2000           1999
                                  -------------    ------------   ------------
Income taxes computed at the
federal statutory rate            $   (427,777)    $         -    $     24,216
Non-deductible allowance for
bad debts                                    -               -          (2,300)
Other non-deductible items               7,387               -          -
Accelerated depreciation expense         8,290               -         (12,300)
                                  ------------     ------------   ------------
Income Tax Expense (Benefit)      $   (412,100)    $         -    $      9,616
                                  ============     ============   ============

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                     June 30, 2001, 2000 and March 31, 2001


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

Leases

The Company has entered into several non-cancelable leases, accounted for as operating leases, of certain machinery and equipment used in operations. The minimum future payments required under the operating leases are as follows:

                  Year Ending
                    March 31,                                     Amount
                       2002                                 $       8,171
                       2003                                        10,894
                       2004                                         5,147
                       2005                                        -
                       2006                                        -
                       2007 and thereafter                         -
                                                            -------------
                            Total                           $      24,212
                                                            =============

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                     June 30, 2001, 2000 and March 31, 2001


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

On April 1, 1999, the Company granted warrants to purchase 1,500,000 shares of the Company's common stock at $1.56 per share in connection with the purchase of the assets of Killer Bee, Inc. Warrants of 500,000 shares were granted to each of the sellers three individuals, which included two executive officers and directors of the Company). The warrants are exercisable until April 1, 2009.

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

On June 15, 2001, the Company granted warrants to two individuals to purchase 25,000 shares of the Company's common stock at $2.00 per share in connection with the sale of $50,000 in common stock for cash to the same individuals. The warrants are exercisable until March 1, 2005. No expense was recorded in the quarter for this transaction.

The Company estimates the fair value of each stock warrant at the grant date by using the Black-Scholes pricing model. The following assumptions were used: risk-free interest rate of 6%, five to ten year expected life, 1.2486% expected volatility, and no expected dividends. No additional expense was recorded for the years ended March 31, 2001, 2000 and 1999. However, additional goodwill of $136,000 on the purchase of the Natural Bait Brokers, Inc. asset purchase was recorded during the year ended March 31,2001 as a result of the 1,500,000 warrants granted.

A summary of the status of the Company's stock warrants as of March 31, 2001 and changes during the quarter ended June 30, 2001 is presented below:

                                     Weighted Average    Weighted Average
                      Warrants       Exercise Price      Grant Date Fair Value
                  -----------------  ------------------  ---------------------
Outstanding,
March 31, 2001            5,500,000  $             1.20  $             0.01
Granted                      25,000                2.00                0.00
Exercised                         -                   -                   -
Expired/canceled                  -                   -                   -
                  -----------------  ------------------  --------------------
Outstanding,
June 30, 2001             5,525,000  $             1.20  $             0.01
                  =================  ==================  ====================

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                     June 30, 2001, 2000 and March 31, 2001


NOTE 11 - OPTIONS OUTSTANDING

On January 26, 2001, the Company granted incentive stock options to certain eligible employees and consultants under the 2000 Equity Incentive Plan for a total of 1,295,000 shares of common stock exercisable on or before January 11, 2011 at an exercise price of $1.01 per share.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes options pricing model. The following assumptions were used: risk-free interest rate of 6%, ten-year expected life, 1.2486% expected volatility, and no expected dividends. Accordingly, no additional expense was recorded for the year ended March 31, 2001.

         A summary of the status of the Company's stock options as of March 31, 2001 and changes during the three month period ended June 30, 2001 is presented below:


                                                 Weighted          Weighted
                                                 Average           Average
                                                 Exercise          Grant Date
                               Options           Price             Fair Value
                             -----------       -------------    -------------

Outstanding, March 31, 2001    1,295,000       $        1.01    $        0.00
Granted                                -                   -                -
Exercised                              -                   -                -
Expired/canceled                       -                   -                -
                             -----------       -------------    -------------
Outstanding, June 30, 2001     1,295,000       $        1.01    $        0.00
                             ===========       =============    =============


NOTE 12 - JOINT PARTICIPATION AGREEMENTS

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

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                     June 30, 2001, 2000 and March 31, 2001


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

Financial information for the year ended March 31, 2001 and the three months ended June 30, 2001 with respect to the reportable segments is as follows:


                            Seafood            Fishing              Freshwater
                                                 Bait                 Shrimp

($ 000's)             March 31, June 30, March 31,  June 30,  March 31, June 30,
                          2001     2001      2001      2001       2001     2001
                          ----     ----      ----      ----       ----     ----
Cash                    $1,254  $  368   $     59   $    93    $    -    $    -

Fixed assets, net        1,123   1,103        463       447        551      627

Total assets             4,715   5,078      1,789     1,867        711      796

Total liabilities        2,304   2,375        575       834        174      168

External revenues       14,788   2,334      2,216     1,269         73      104

Cost of goods sold      12,973   1,567      1,561       776        186      (5)

Other income (expense)  (1,875)    (22)    (1,324)       (3)      (119)     (2)

Segment profit (loss)
before tax effect          (60)     27       (669)       60       (232)      71



NOTE 14 - DISCONTINUED OPERATIONS

Effective December 2000, the Company discontinued the operations of CoMar Foods, Inc. The following is a summary of the loss from discontinued operations resulting from the dissolution of this subsidiary for the years ended March 31, 2001, 2000 and 1999, including the tax effect attributable to the discontinued operations.

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                     June 30, 2001, 2000 and March 31, 2001


NOTE 14 - DISCONTINUED OPERATIONS (Continued)


                                        For the Years Ended March 31,
                                       2001             2000              1999
                             --------------  ---------------  ----------------
NET SALES                    $       -       $       613,439  $        826,059

EXPENSES
Cost of sales                        -               108,462           357,258
Depreciation expense                  9,742           37,491            32,306
Selling, general
and administrative                  134,573          504,628           664,229
                             --------------  ---------------  ----------------
Total Expenses                      144,315          650,581         1,053,793
                             --------------  ---------------  ----------------

LOSS BEFORE OTHER INCOME
(EXPENSES)                        (144,315)         (37,142)         (227,734)
                             --------------  ---------------  ----------------

OTHER INCOME (EXPENSES)
Other income                        -                   181             1,000
Gain (loss) on
disposition of assets               -                56,662            16,037
Interest expense                    -               (46,040)          (42,644)
                             --------------  ---------------  ----------------
Total Other Income
 (Expenses)                         -               (10,803)          (25,607)
                             --------------  ---------------  ----------------

NET LOSS BEFORE INCOME TAXES       (144,315)          -                 -

INCOME TAX (BENEFIT)                (54,840)          -                 -
                             --------------  ---------------  ----------------

LOSS FROM DISCONTINUED
OPERATIONS NET OF TAX EFFECT $     (89,475)  $      (47,945)  $      (253,341)
                             ==============  ===============  ================

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

                             SELECTED FINANCIAL DATA
                  (Dollars in thousands, except per share data)

               AS OF AND FOR THE THREE MONTH PERIOD ENDED JUNE 30,

INCOME STATEMENT

                                         Percentage                 Percentage
                               2001     of Net Sales      2000      of Net Sales
                              -----     ------------      ----      ------------
REVENUE:                   $   3,707        100 %       $  3,945         100 %

OPER. EXPENSES             $   3,522         95 %       $  4,187         106 %

INCOME BEFORE
OTHER ITEMS                $     184          5 %       $   (242)         (6%)

OTHER INC (EXP)            $     (26)        (1%)       $    (10)         (0%)

NET INCOME
BEFORE TAX                 $     158          4%        $   (252)         (6%)

PROVISION FOR
INCOME TAX                 $      14                    $      0
                           ---------                    --------

NET INCOME                 $     144          4%        $   (252)         (6%)

NET INCOME (LOSS)
PER SHARE(1)               $     .01                    $   (.02)

                                          JUNE 30, 2001         MARCH 31, 2001
                                          -------------         --------------
BALANCE SHEET:

TOTAL ASSETS:                               $   7,740               $    7,215

LONG-TERM OBLIGATIONS:(2)                   $   1,534               $    1,550

TOTAL STOCKHOLDERS' EQUITY                  $   4,364               $    4,162


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

Business Segments

Seafood Processing
Our core seafood packaging business, which is conducted through our Custom Pack subsidiary, provided 63% and 86% of revenues in each of the first three months periods of the 2001 and 2000 fiscal years, respectively. The declining contribution of Custom Pack revenues as a percentage of total revenues is a function of increased revenue in the other business segments as well as a decrease in volume of 28% at Custom Pack when comparing these two periods. An overall weakness in the shrimp market globally contributed to the lower volume, but this weakness is not expected to continue in future periods.

Recreational Fishing Bait
Revenue growth from our Killer Bee Bait subsidiary has continued its strong trend. For the first three months through June 30, sales increased 131% from $548,480 in the three months through June 30, 2000 to $1,269,064 this period. This has resulted primarily from the growth in outlets from our acquisition of Natural Bait Brokers in February. We expect a continuing strong season because of available inventory supplies. For the period, Killer Bee accounted for 34% of total revenues.

Freshwater Shrimp Aquaculture
Revenues from our aquaculture division were $103,970 for the first three months of the current fiscal year compared to $651 for the same period last year.
While this still represents only 3% of our total revenues, we continue to expect further contributions from this business segment in future periods because of our expanding capacities to grow freshwater shrimp. Our hatchery in Ocean

Springs has supplied independent and joint venture farms in the current growing season, and we plan to expand significantly in next year's season. We are continuing to pursue potential joint venture proposals and sales to contract growers to increase the growth in this segment.

Results of Operations

We reported a consolidated net profit from operations for the three months period ending June 30, 2001 of $143,859 compared to a net operating loss of $249,170 in the same period last year. The operations of our core business remained profitable, and Killer Bee contributed $56,031 to the reported profit figure and our aquaculture business reported at a $71,382 profit. In the same three month period last year, Killer Bee recorded a loss of $152,832 and aquaculture lost $64,207.

Net Sales

Net sales primarily reflect the results of our processing and packaging operations. The amount of revenues recognized in any given year is a function of whether the products in that business segment are either: a) purchased, processed, and packaged by us, or b) processed and packaged for third parties on a consignment basis. In the first instance, revenues would be higher, reflecting the cost of the product, and in the latter case revenues would only reflect a processing charge. Gross margins are relatively unaffected by either scenario, but the reported net sales figures can be greatly affected.

Net sales for the three months ended June 30, 2001 decreased 6% as compared to the three months ended June 30, 2000 from $3,944,857 to $3,706,559. The decreases were all related to a decrease in product sales and processing sales in the core business segment.

Sales from Killer Bee increased 131% from $548,480 to $1,269,064 in comparing the respective three month periods ending June 30. Killer Bee has expanded its number of corporate and independent accounts to over 700 in number, primarily with the addition of 83 Wal Mart and other locations with the acquisition of Natural Bait Brokers last February.

Expenses

Cost of sales includes processing and packaging costs, including plant labor, in-bound and out-bound freight, and the raw material (seafood) costs where the products are processed for our own account. Where processing is done for third-party accounts, the raw material (seafood) costs are not carried on the Company's books. Approximately 14% of net sales in the core business segment is reflected in processing for third parties, in which case we charge a processing fee and do not maintain any inventory level of product for our own account.

The decrease in cost of sales from $3,091,574 to $2,337,453 (a 24% decrease in the three month comparable periods) reflects the lower volume of product sales in the core segment. However, overall gross profit increased from $853,282 to $1,369,106 as a result of higher margins available from the Killer Bee and aquaculture segments.

Selling, general and administrative expenses remained steady, increasing by only $39,912 (4%) in comparing the three-month periods ending June 30 2001 and 2000. Some of the additional overhead was added in conjunction with the acquisition of the Natural Bait customers. We believe that the revenue growth that is expected in future quarters can be achieved without significant increases in administrative expenses.

We have integrated the CoMar operations with those of Custom Pack by transferring the packaging and processing operations of CoMar to the Custom Pack facility. Where operations of Co Mar had been discussed separately in previous reports, all such operations are now being reported within the results of Custom Pack.

Working Capital

As we continue to execute on our business plans for both Killer Bee and for our aquaculture division, working capital requirements are expected to reflect greater demands from those areas. Beginning with the acquisition of Killer Bee, Inc. in 1999 we began packaging and distributing frozen bait products for the recreational fishing industry. The nature of this business segment requires that we acquire, process, and have available for distribution an adequate supply of product in inventory. As this business expands, our relative levels of inventory will also expand. Additionally, the core business segment, which had not required significant levels of inventory, has found it necessary to purchase products in advance in order to fulfill customer needs. As a result, Custom Pack inventories have shown an increase from $100,050 at June 30, 2000 to $1,161,850 at June 30, 2001. Killer Bee inventories registered a decline from $611,061 to $234,523 in a similar comparison due to its strong sales in the current period. The balance sheet as of June 30, 2001 reflects an increase in inventory to $1,396,373 from $865,003 at March 31, 2001 due primarily to the operations of Custom Pack.

Similarly, sales in the core business segment are generally settled at the time of wholesale delivery, so that accounts receivable have customarily been maintained at relatively low levels. However, in the last fiscal year, Custom Pack generated an increase in accounts receivable in line with the increase in product sales, and Killer Bee sales generated larger levels of accounts receivable, as well. Killer Bee receivables grew from $278,235 to $666,300 (139%) from June 30, 2000 to 2001 in line with the 131% sales growth in comparing the same periods.

As of June 30, 2001 we maintained cash reserves of $460,630, and current assets exceeded current liabilities by $2,638,967. Current liabilities increased from the figure at March 31, 2001 to support a corresponding increase in sales and trade accounts receivable.

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

New Products and Services

In February 2001 we acquired the assets, brand name and customer lists of Natural Bait Brokers and solidified our distribution of bait products to the recreational fishing industry in the State of Florida. The acquisition added 83 Wal Mart stores to our distribution of Killer Bee products.

Cash Flow

Our operations have generated operating losses in the past, which had been anticipated and had been funded from financing activities. In the most recent three month period ended June 30, 2001, profits have provided a source of funds to help offset the needs for working capital.

Operating Activities

Our Consolidated Statement of Cash Flows reported $709,541 in funds used by operating activities in the three months ended June 30, 2001 compared to $194,609 used in operating activities in the June 30, 2000 period. The primary factors involved increases in both accounts receivable and inventory that exceeded the increase in accounts payable. The operating profits provided $143,859 in funds, while Depreciation and other adjustments provided $156,772.

Investing Activities

Net investing activities in the three months ended June 30, 2001 consumed $178,101 in funds compared to $42,508 in funds used in the June 30, 2000 period. The activities included property and equipment additions to our aquaculture facilities.

Financing Activities

Our financing activities included receipt of $50,000 in proceeds from the sale of common stock plus additional note borrowings, which together exceeded payments on notes and leases by $34,543. The conversion of outstanding preferred stock to common stock, which took place in June, had no effect on cash flows.

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

ITEM 2.  CHANGES IN SECURITIES
(a)      None
(b)      None
(c) In May 2001 the holder of the 200,000 outstanding preferred shares exercised his rights to convert these shares to common stock, and we issued 1,465,005 shares of additional common stock in June.
(d)      Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 27, 2001, the holders of a majority of the Company's outstanding shares elected the following persons to serve on its Board of Directors until the Company's next annual meeting:

         Brent C. Gutierrez
         Clayton F. Gutierrez
         Anita Gutierrez
         Frank Gutierrez
         Lance McNeill
         William Schofield

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


August 14, 2001                            GLOBAL SEAFOOD TECHNOLOGIES, INC.




                                            By: /s/ Brent Gutierrez
                                                -------------------------------
                                                Brent Gutierrez, President and
                                                Chief Executive Officer