Form 10QSB
period 2001-09-30
GLOBAL SEAFOOD TECHNOLOGIES INC
filed 2001-11-14
CIK 1080533

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


For the Quarter Period Ended
September 30, 2001                                   Commission File No. 0-28495


                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its Charter)


           Nevada                                       93-1219887
------------------------------                ---------------------------------
 (State or jurisdiction of                    (IRS Employer Identification No.)
incorporation or organization)

555 Bayview Avenue, Biloxi, Mississippi                      39530
-----------------------------------------                    -------
(Address of Principal Executive Office)                     (Zip Code)

Registrant's telephone number, including area code:    (228) 435-3632
---------------------------------------------------    --------------

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

                                 Yes [X] No [ ]


As of September 30, 2001, there were 15,722,866 shares of Common Stock, $.001 par value outstanding.

================================================================================

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets as of September 30, 2001
   and March 31, 2001                                                 1-2

Consolidated Statements of Operations for the three months
   ended September 30, 2001 and September 30, 2000                     3

Consolidated Statements of Operations for the six months
   ended September 30, 2001 and September 30, 2000                     3

Consolidated Statements of Cash Flows for the six months
   ended September 30, 2001 and September 30, 2000                     4

Consolidated Statement of Shareholders Equity                          5

Notes to the financial statements                                     6-22

                          GLOBAL SEAFOOD TECHNOLOGIES, INC.
                              CONSOLIDATED BALANCE SHEET

                                                     FYE
                                                   AUDITED                        UNAUDITED
                                                   March 31                     September 30
                                                     2001                           2001
                                                     ----                           ----
CURRENT ASSETS
Cash and cash equivalents                      $      1,313,729                $       243,632
Accounts Receivable                            $      1,719,136                $     2,378,604
Accounts Receivable - Related                  $        299,918                $       316,840
Pre-paid income taxes                          $         23,493                $        23,493
Pre-paid Expenses                              $              -                $         9,000
Inventories                                    $        865,003                $     1,643,280
Deferred tax asset, current                    $              -                $             -
                                               -----------------               ----------------
TOTAL CURRENT ASSETS                           $      4,221,279                $     4,614,849

PROPERTY AND EQUIPMENT
Land                                           $        105,717                $       142,545
Buildings and Improvements                     $      1,276,505                $     1,534,078
Furniture and Fixtures                         $          8,098                $         8,098
Machinery and Equipment                        $      3,322,471                $     3,390,206
Vehicles                                       $         20,600                $        67,325
Water Well                                     $        121,441                $       121,441
                                               -----------------               ----------------
TOTAL FIXED ASSETS                             $      4,854,832                $     5,263,693
Less Accumulated Depreciation                  $     (2,717,313)               $    (2,987,261)
                                               -----------------               ----------------
PROPERTY AND EQUIPMENT, NET                    $      2,137,519                $     2,276,432

OTHER ASSETS
Deferred tax asset                             $        426,700                $       426,700
Goodwill                                       $        273,000                $       253,500
Assets Recoverable Under Insurance             $        147,896                $       147,896
Deposits                                       $          8,957                $        18,957
                                               -----------------               ----------------
Total Other Assets                             $        856,553                $       847,053

TOTAL ASSETS                                   $      7,215,351                $     7,738,334


     The accompanying notes are an integral part of these consolidated financial statements

                          GLOBAL SEAFOOD TECHNOLOGIES, INC.
                              CONSOLIDATED BALANCE SHEET

                                                     FYE
                                                   AUDITED                        UNAUDITED
                                                   March 31                     September 30,
                                                     2001                            2001
                                                     ----                            ----
CURRENT LIABILITIES
Accounts Payable                               $      1,346,557                $      1,585,937
Accounts Payable - Related                     $              -                $              -
Accrued expenses                               $         43,382                $         28,428
Income taxes payable                           $              -                $         14,145
Insurance Advances                                                             $        378,766
Notes Payable, current portion                 $        199,144                $        221,758
Notes Payable - Related                        $        113,500                $        113,500
Obligations under capital leases               $         20,880                $         21,931
                                               -----------------               -----------------
TOTAL CURRENT LIABILITIES                      $      1,723,463                $      2,364,465

LONG-TERM LIABILITIES
Notes Payable                                  $      1,296,405                $      1,261,620
Obligations under capital leases               $         33,367                $         26,248
                                               -----------------               -----------------
TOTAL LONG-TERM LIABILITIES                    $      1,329,772                $      1,287,868

TOTAL LIABILITIES                              $      3,053,235                $      3,652,333

STOCKHOLDER'S EQUITY
Preferred stock                                $            200                $              -
(Issued and outstanding)                                200,000                               0
Common stock                                   $         14,234                $         15,723
(Issued and outstanding)                             14,233,861                      15,722,866
Additional Paid-in Capital                     $      5,628,515                $      5,677,228
Prepaid Non-compete                            $        (79,723)               $        (63,778)
Subscription Receivable                        $        (46,486)               $        (46,486)
Retained Earnings                              $     (1,354,624)               $     (1,496,685)
                                               -----------------               -----------------
TOTAL STOCKHOLDER'S EQUITY                     $      4,162,116                $      4,086,001

TOT. LIAB. AND EQUITY                          $      7,215,351                $      7,738,334

    The accompanying notes are an integral part of these consolidated financial statements

                                           GLOBAL SEAFOOD TECHNOLOGIES, INC.
                                         CONSOLIDATED STATEMENT OF OPERATIONS

                                                          UNAUDITED                                      UNAUDITED
                                             For Three Months Ending September 30            For Six Months Ending September 30
                                                  2000                 2001                    2000                    2001
                                                  ----                 ----                    ----                    ----
Processing Sales                            $        508,293      $       397,210        $      1,225,350       $          724,313
Sales of Product                            $      4,758,082      $     3,295,771        $      7,985,888       $        6,679,324
                                            -----------------     ----------------       -----------------      -------------------
NET SALES                                   $      5,266,375      $     3,692,981        $      9,211,238       $        7,403,637

EXPENSES
Cost of Sales                               $      4,190,124      $     2,579,123        $      7,281,698       $        4,920,105
Non-compete covenant                        $          7,972      $         7,972        $         15,944       $           15,944
Depreciation & amortization                 $        103,197      $       140,647        $        198,246       $          289,447
Bad debt expense                            $            $ -      $             -        $              -       $                -
Selling, general and administrative         $      1,123,358      $     1,255,906        $      2,112,613       $        2,277,102
                                            -----------------     ----------------       -----------------      -------------------
TOTAL EXPENSES                              $      5,424,651      $     3,983,649        $      9,608,501       $        7,502,599

INCOME BEFORE OTHER ITEMS                   $       (158,276)     $      (290,667)       $       (397,263)      $          (98,962)

Other income                                $         10,205      $        26,478        $         20,265       $           37,833
Interest income                             $         10,611      $         7,145        $         25,939       $            9,304
Gain of disposition of assets               $              -      $             -        $              -       $                -
Interest expense                            $       (114,577)     $       (28,876)       $        (79,113)      $          (76,016)
                                            -----------------     ----------------       -----------------      -------------------
TOTAL OTHER INCOME (EXPENSE)                $        (93,761)     $         4,747        $        (32,909)      $          (28,879)

NET INCOME BEFORE TAXES                     $       (252,037)     $      (285,920)       $       (430,172)      $         (127,841)

PROVISION FOR TAXES                         $              -      $             -        $              -       $           14,220

NET INCOME                                  $       (252,037)     $      (285,920)       $       (430,172)      $         (142,061)

Basic Earnings (Loss) Per Share             $          (0.02)     $          (.02)       $          (0.03)      $             (.01)

Fully Diluted Earnings (Loss) Per Share     $          (0.02)     $          (.02)       $          (0.03)      $             (.01)

                           The accompanying notes are an integral part of these consolidated financial statements

                                           GLOBAL SEAFOOD TECHNOLOGIES, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 UNAUDITED
                                                                                      For Six Months Ending September 30
                                                                                   2000                           2001
                                                                                   ----                           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                             $      (430,172)               $      (142,061)
Adjustments to Net Income:
Depreciation & Amortization                                                   $       214,191                $       305,391
(Gain) Loss on Sale of Assets                                                 $             -                $             -
Bad Debts                                                                     $             -                $             -
Changes in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable
and Accounts Receivable Related                                               $    (1,021,309)               $      (676,390)
(Increase) Decrease in Taxes Receivable                                       $             -                $             -
(Increase) Decrease in Deferred Tax Asset                                     $             -                $             -
(Increase) Decrease in Inventories                                            $      (192,889)               $      (778,276)
(Increase) Decrease in Pre-paid Expenses                                      $             -                $        (9,000)
(Increase) Decrease in Deposits                                               $           (75)               $       (10,000)
Increase (Decrease) in Accounts Payable
and Accounts Payable Related                                                  $       461,956                $       239,380
Increase (Decrease) in Taxes Payable                                          $            16                $        14,145
Increase (Decrease) in Accrued Expenses                                       $           453                $       (14,953)
                                                                              ----------------               ----------------
Net Cash Provided (Used) by Operating Activities                              $      (967,829)               $    (1,071,764)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of Property and Equipment                                                $             -                $             -
Purchase of Property and Equipment                                            $      (183,158)               $      (408,860)
                                                                              ----------------               ----------------
Net Cash Used in Investing Activities                                         $      (183,158)               $      (408,860)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additional Capital Contributed                                                $             -                $        50,000
Insurance Advances                                                            $             -                $       378,766
Payments on Notes Payable and Leases Payable                                  $       (40,679)               $      (123,780)
Proceeds From Notes Payable and Leases Payable                                $       500,000                $       105,541
                                                                              ----------------               ----------------
Net Cash Provided (Used by) Financing Activities                              $       459,321                $       410,526

NET INCREASE (DECREASE) IN CASH                                               $      (691,666)               $    (1,070,097)

BEGINNING CASH AND CASH EQUIVALENTS                                           $     1,303,120                $     1,313,729

ENDING CASH AND CASH EQUIVALENTS                                              $       611,454                $       243,632


               The accompanying notes are an integral part of these consolidated financial statements

                                         GLOBAL SEAFOOD TECHNOLOGIES, INC.
                                      Consolidated Statements of Shareholders' Equity


                                                                                          Additional                    Retained
                                        Preferred Stock            Common Stock           Paid-in       Subscription    Earnings
                                      Shares      Amount      Shares         Amount       Capital       Receivable      (Deficit)
                                      ------      ------      ------         ------       -------       ----------      ---------
Balance, March 31, 2001               200,000      $ 200    14,233,861     $ 14,234    $ 5,628,515     $  (46,486)    $ (1,354,624)

Outstanding preferred stock
converted to common stock            (200,000)     $(200)    1,464,005     $  1,464    $    (1,264)

Common stock issued for cash
in June 2001                                                    25,000     $     25    $    49,975

Net income for six months ended
September 30, 2001                                                                                     $ (142,061)

Balance, September 30, 2001                 0      $   -    15,722,866     $ 15,723    $ 5,677,226     $  (46,486)    $ (1,496,685)


                     The accompanying notes are an integral part of these consolidated financial statements

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   September 30, 2001, 2000 and March 31, 2001


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

On April 1, 1999, the Company issued 152,564 shares of its common stock to acquire 100% of a related company, Killer Bee, Inc. (Killer Bee) for 238,000. The acquisition was accounted for by the purchase method. The 152,564 shares issued were valued at $238,000 or $1.56 per share, the market value of the shares on the date of the acquisition.

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

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   September 30, 2001, 2000 and March 31, 2001



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

d. Basic and Fully Diluted Earnings Per Share

The computations of basic earnings per share of common stock are based on the weighted average number of shares outstanding during the period of the consolidated financial statements. Common stock equivalents, consisting of options and warrants, have been included in the fully diluted earnings per share for the quarter ended September 30, 2001. Common stock equivalents are antidilutive for the quarter ended September 30, 2000 and 2001 and the year ended March 31, 2001, respectively.

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   September 30, 2001, 2000 and March 31, 2001


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

d. Basic and Fully Diluted Earnings Per Share (Continued)

              Basic Earnings (Loss) Per Share

                             For the Year Ended    For the Six Months Ended
                                   March 31,             September 30,
                                     2001           2001             2000
                                -------------   -------------   --------------
Income (loss) - numerator       $    (693,328)  $    (142,061)  $     (430,172)
Shares - denominator               13,281,970      15,117,742       13,124,046
                                -------------   -------------   --------------
Per share amount                $       (0.05)  $       (0.01)  $        (0.03)
                                =============   =============   ==============

              Fully Diluted Earnings (Loss) Per Share

                             For the Year Ended    For the Six Months Ended
                                   March 31,             September 30,
                                     2001           2001             2000
                                -------------   -------------   --------------
Income (loss) - numerator       $    (693,328)  $    (142,061)  $     (430,172)
Shares - denominator               13,281,970      15,117,742       13,124,046
                                -------------   -------------   --------------
Per share amount                $       (0.05)  $        0.01   $        (0.03)
                                =============   =============   ==============

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

                   Machinery and equipment             5 to 7 years
                   Furniture and fixtures              5 to 7 years
                   Buildings                           31 years
                   Vehicles                            5 years
                   Water well                          7 years

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   September 30, 2001, 2000 and March 31, 2001


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

h. Accounts Receivable

Accounts receivable are recorded net of the allowance for doubtful accounts of $5,886 and $5,886 as of March 31, 2001 and September 30, 2001, respectively.

i. Related Party Transactions

The Company sells some of its product to a related company from time to time. The amounts owed from this company at March 31, 2001 and September 30, 2001 was $-0- and $177,371,respectively. In addition, the Company has advanced funds to a related company for operating expenses. Total amount owed from this company at March 31, 2001 and September 30, 2001 was $299,918 and $282,240, respectively.

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

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   September 30, 2001, 2000 and March 31, 2001


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

o. Prepaid Non-Compete Agreement

The Company entered into a covenant-not-to-compete during the year ended March 31, 1991. The original agreement required $492,000 to be paid over 10 years at $49,200 each year. The agreement was amended in 1994 due to an examination by the Internal Revenue Service that reduced the required annual payment to $32,800

During the year ended March 31, 2000, the Company issued 114,800 shares of its outstanding common stock in lieu of the future payments required under the non-compete agreement. These shares were valued at $143,500 or $1.25 per share. Amortization on the prepaid agreement through March 31, 2000 was $31,888. Additional amortization was recorded totaling $31,889 during the year ended March 31, 2001 and $15,944 for the six months ended September 30, 2001.

p. Stock Options and Warrants

The Company applies Accounting Principles Board ("APB") 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for all stock option plans. Under APB 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   September 30, 2001, 2000 and March 31, 2001


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

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                            March 31,          September 30,
                                               2001                2001
                                        ----------------    ----------------
Land                                    $        105,717    $        142,545
Buildings and improvements                     1,276,505           1,534,078
Furniture and fixtures                             8,098               8,098
Machinery and equipment                        3,322,471           3,390,206
Vehicles                                          20,600              67,325
Water well                                       121,441             121,441
                                        ----------------    ----------------
Total                                          4,854,832           5,263,693

Less accumulated depreciation                (2,717,313)         (2,987,261)
                                        ----------------    ----------------
Property and equipment - net            $      2,137,519    $      2,276,432
                                        ================    ================


Depreciation expense for the year ended March 31, 2001, and the six months periods ending September 30, 2001 and 2000 was $535,656, $289,447 and $198,246,
respectively.

On March 30, 2001, the Company's building and certain office equipment were damaged in a fire. The fire completely destroyed the portion of the plant where the corporate offices were located but did minimal damage to the processing area or the processing equipment and machinery.

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   September 30, 2001, 2000 and March 31, 2001


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

The assets affected by the fire are being separately disclosed as "Assets Recoverable Under Insurance Policy" until the assets are reconstructed and/or replaced. The following summarizes the assets destroyed:

                                 Original       Accumulated          Net
Description                        Cost         Depreciation      Book Value
-----------                    ------------    --------------    -------------
Building and improvements      $    187,520    $      (63,628)   $     123,892
Furniture and fixtures               14,082           (13,725)             357
Machinery and equipment             204,777          (181,130)          23,647
                               ------------    --------------    -------------
Totals                         $    406,379    $     (258,483)   $     147,896
                               =============    ==============    =============

NOTE 3 - NOTES PAYABLE

Notes payable consisted of  the following:

                                          March 31, September 30,  September 30,
                                              2001          2001            2000
                                    -------------- -------------- --------------
Note payable, secured by property,
interest at 8.05%,interest and
principal payments of $16,124 due
monthly,matures on July 5, 2003.       $ 1,064,857 $   1,011,011   $  1,108,613

Note payable, secured by property,
interest at 9.0%,interest and
principal payments of $1,497 due
monthly, matures on July 1, 2012.          131,051       127,944        134,090

Note payable, secured by property,
interest at 8.0%,interest and
principal payments of $702 due
monthly,matures on November 23, 2003.       19,784        16,318         23,133

Note payable, secured by property,
interest at 7.5%,interest and principal
payments of $399 due monthly,
matures on November 15, 2002.                7,478         5,335          9,210
                                       -----------   -----------   ------------
Balance forward                        $ 1,223,170   $ 1,160,608   $  1,275,046
                                       -----------   -----------   ------------

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   September 30, 2001, 2000 and March 31, 2001


NOTE 3 - NOTES PAYABLE (Continued)

                                          March 31, September 30,  September 30,
                                              2001          2001            2000
                                       -----------   -----------   ------------
Balance forward                        $ 1,223,170   $ 1,160,608   $  1,275,046
                                       -----------   -----------   ------------
Note payable, secured by property,
interest at 7.5%,interest and principal
payments of $737 due monthly,
matures on October 15, 2002.                13,152         9,179         16,991

Note payable, unsecured, interest at
8.0% Interest due annually, principal
due from gross profits (Note 12)                 -             -         80,000

Note payable to a bank, secured by
property and equipment,interest at
9.25%, interest and principal
payments of $440 due monthly,
matures in September 2002.                   7,379         5,037          9,615

Note payable to a bank, secured by
property and equipment, interest at
8.0%, interest and principal
payments of $492 due monthly,
matures in January 2004.                    15,079        12,652         17,401

Note payable to a bank, secured by
property, interest at 8.0%,
interest and principal payments of
$1,531 due monthly, matures in June
2004.                                       52,310        45,153         59,256

Note payable to a bank, secured by
property, interest at 8.0%,
interest and principal payments of
$1,369 due monthly, matures in
September 2005.                             59,739        53,612         65,000

Note payable to a bank, secured by
property, interest at 8.50%,
interest and principal payments of
$739 due monthly, matures in March
2004.                                       23,360        19,730              -

Note payable to a bank, secured by
property, Interest at 8.50%,
interest plus principal payments of
$1,124 due monthly, matures in
January 2005.                               51,682        44,968              -
                                       -----------   -----------   ------------
Balance forward                        $ 1,445,871   $ 1,350,939   $  1,523,409
                                       -----------   -----------   ------------

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   September 30, 2001, 2000 and March 31, 2001


NOTE 3 - NOTES PAYABLE (Continued)

                                          March 31, September 30,  September 30,
                                              2001          2001            2000
                                    -------------- -------------- --------------

Balance forward                        $ 1,445,871   $ 1,350,939   $  1,523,409
                                       -----------   -----------   ------------

Note payable to a bank, secured by
property, interest at 8.0%,
interest and principal payments of
$1,447 due monthly, matures June
2004.                                       49,442        42,678         55,958

Note payable, secured by equipment,
interest at 9.4%, interest and
principal payments of $813 due
monthly, matures May 2006                        -        36,095              -

Note Payable, secured by property,
interest at 6.5%, interest and principal
payments of $470 due monthly,
matures September 2006                                         -         53,666

Other notes payable                            236             -            520
                                       -----------   -----------   ------------
Total notes payable                      1,495,549     1,483,378      1,579,887

Less: current portion                     (199,144)     (221,758)     (176,823)
                                       -----------   -----------   ------------
Long-term notes payable                $ 1,296,405   $ 1,261,620   $  1,396,866
                                       ===========   ===========   ============


Maturities of long-term debt are as follows:

                   Year Ending
                     March 31,                            Amount
                     ---------                            ------
                        2002                        $       96,750
                        2003                               220,172
                        2004                               920,936
                        2005                                55,354
                        2006                                57,881
                        2007 and thereafter                132,285
                                                    --------------
                            Total                   $    1,483,378
                                                    ==============


NOTE 4 - NOTES PAYABLE - RELATED PARTIES

                                   March 31,      September 30,    September 30,
                                     2001             2001              2000
                                --------------  ---------------  ---------------

Note payable to shareholder, unsecured, interest at 10%, interest payments due quarterly and annually, principal amount is due on demand.

                                $      113,500  $       113,500  $       113,500
                                --------------  ---------------  ---------------
Total notes payable - related   $      113,500  $       113,500  $       113,500
                                ==============   ==============  ===============

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   September 30, 2001, 2000 and March 31, 2001


NOTE 5 - LINE OF CREDIT

The Company maintains a line of credit with a bank. The line is secured by commercial property under a deed of trust and mortgage and by a UCC commercial security agreement, accrues interest at 9.5% per annum, and has a maximum balance of $1,000,000. The line expired on October 5, 2001 and is in process of annual renewal. The balance outstanding on the line of credit at March 31, 2001 and September 30, 2001 was $-0-.

NOTE 6 - CAPITAL LEASES

The Company leases certain equipment with lease terms through September 2003. Obligations under these capital leases have been recorded in the accompanying consolidated financial statements at the present value of future minimum lease payments.

Obligations under capital leases at March 31, 2001, June 30, 2001 and 2000 consisted of the following:

                                   March 31,      September 30,   September 30,
                                     2001             2001            2000
                                --------------  ---------------  ---------------
Total                           $       54,247  $        48,179  $       67,196
Less: current portion                  (20,880)         (21,931)        (24,478)
                                --------------  ---------------  ---------------
Long-term portion               $       33,367  $        26,248  $       42,718
                                ==============  ===============  ===============

The future minimum lease payments under these capital leases and the net present value of the future minimum lease payments are as follows:

                  Year Ending
                  March 31,                     Amount
                  ---------                     ------
                       2002                  $    12,274
                       2003                       25,585
                       2004                       14,771
                       2005                        1,246
                       2006                          -
                       2007 and thereafter           -
                                             -----------
 Total future minimum lease payments              53,876

 Less, amount representing interest               (5,697)
                                             -----------
 Present value of future minimum
  lease payments                             $    48,179
                                             ===========

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   September 30, 2001, 2000 and March 31, 2001


NOTE 7 - MAJOR CUSTOMERS AND SUPPLIERS

For the year ended March 31, 2001, two customers generated sales in excess of 10% of the Company's total sales. Sales to these two customers made up approximately 47% and 29%, respectively, of total revenues for the year ended March 31, 2001.

For the six month period ended September 30, 2001, three customers generated sales in excess of 10% of the Company's total sales. Sales to these three customers made up approximately 22%, 14%, and 11%, respectively, of total revenues for the six month period.

For the six month period ended September 30, 2000, two customers generated sales in excess of 10% of the Company's total sales. Sales to these two customers made up approximately 49% and 24%, respectively, of total revenues for the three month period.

The Company purchased product from two suppliers during the year ended March 31, 2001 that generated costs in excess of 10% of the Company's total purchases. Purchases from these two suppliers made up approximately 22% and 13%, respectively, of total purchases for the year ended March 31, 2001.

The Company purchased product from three suppliers during the six month period ended September 30, 2001 that generated costs in excess of 10% of the Company's total costs. Purchases from these three suppliers made up approximately 15%, 15%, and 12%, respectively, of total purchases for the six month period.

The Company purchased product from two suppliers during the six month period ended September 30, 2000 that generated costs in excess of 10% of the Company's total purchases. Purchases from these two suppliers made up approximately 27% and 23%, respectively, of total purchases for the six month period.

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

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   September 30, 2001, 2000 and March 31, 2001



NOTE 8 - INCOME TAXES (Continued)

Income tax accounts as of March 31, 2001 and 2000 are detailed in the following summary:

                                                       March 31,
                                          ----------------------------------
                                                 2001              2000
                                          ----------------  ----------------
Deferred income tax asset                 $        426,700  $         14,600

Non-current deferred income taxes                 (426,700)          (12,300)
                                          ----------------  ----------------
Current deferred income tax asset         $         -       $          2,300
                                          ================  ================


Provision for income taxes for the year ended March 31, 2001, and six months ended September 30, 2001 and 2000 consisted of the following:

                                  March 31,      September 30,    September 30,
                                       2001               2001             2000
                            ---------------   ----------------   --------------
Current:
Federal income taxes        $        -        $         -        $         -
State income taxes                   -                  14,220             -
Deferred:
Federal and state income
taxes                             (412,100)             -                  -
                            ---------------   ----------------   --------------
Total provision for
income taxes               $      (412,100)   $         14,220   $         -
                            ===============   ================   ==============


As of March 31, 2001 the Company overpaid its federal income taxes by $23,493.

As of March 31, 2001 a deferred tax asset of $426,700 was recognized and recorded.

A reconciliation of income taxes at the federal statutory rate to the effective tax rate is as follows:

                                      2001             2000            1999
                                 ------------    -------------   -------------
Income taxes computed at the
federal statutory rate           $   (427,777)   $       -        $     24,216
Non-deductible allowance for
bad debts                                -               -              (2,300)
Other non-deductible items              7,387            -                -
Accelerated depreciation expense        8,290            -             (12,300)
                                 ------------    -------------   -------------
Income Tax Expense (Benefit)     $   (412,100)   $      -        $       9,616
                                 ============    =============   =============

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   September 30, 2001, 2000 and March 31, 2001


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

Leases

The Company has entered into several non-cancelable leases, accounted for as operating leases, of certain machinery and equipment used in operations. The minimum future payments required under the operating leases are as follows:

                  Year Ending
                    March 31,                                     Amount
                    ---------                                     ------
                       2002                                 $        4,085
                       2003                                         10,894
                       2004                                          5,147
                       2005                                           -
                       2006                                           -
                       2007 and thereafter                            -
                                                            --------------
                            Total                           $       20,126
                                                            ==============

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   September 30, 2001, 2000 and March 31, 2001


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

A summary of the status of the Company's stock warrants as of March 31, 2001 and changes during the six month period ended September 30, 2001 is presented below:

                                       Weighted Average     Weighted Average
                           Warrants     Exercise Price    Grant Date Fair Value
                     --------------   ------------------  --------------------
Outstanding,
March 31, 2001            5,500,000   $           1.20     $          0.01
Granted                      25,000               2.00                0.00
Exercised                         -                  -                   -
Expired/canceled                  -                  -                   -
                     --------------   ----------------     -----------------
Outstanding,
September 30, 2001        5,525,000   $           1.20     $          0.01
                     ==============   ================     =================

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   September 30, 2001, 2000 and March 31, 2001


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

A summary of the status of the Company's stock options as of March 31, 2001 and changes during the six month period ended September 30, 2001 is presented below:


                                                  Weighted        Weighted
                                                  Average         Average
                                                  Exercise        Grant Date
                                     Options      Price           Fair Value
                                    ---------     -----------     -----------
Outstanding, March 31,2001          1,295,000     $      1.01     $      0.00
Granted                                     -               -               -
Exercised                                   -               -               -
Expired/canceled                            -               -               -
                                    ---------     -----------     -----------
Outstanding, September 30, 2001     1,295,000     $      1.01     $      0.00
                                    =========     ===========     ===========


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

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   September 30, 2001, 2000 and March 31, 2001


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

Financial information for the year ended March 31, 2001 and the six months ended September 30, 2001 with respect to the reportable segments is as follows:

                                                          Fishing               Freshwater
                                  Seafood                  Bait                   Shrimp
                           --------------------   ---------------------    ---------------------
($ 000's)                  March 31,  Sept 30,    March 31,   Sept 30,     March 31,    Sept 30,
                              2001      2001         2001        2001         2001        2001
                              ----      ----         ----        ----         ----        ----
Cash                       $  1,254    $  164     $     59     $    80      $     -     $    -

Fixed assets, net             1,123       971          463         426          551        879

Total assets                  4,715     4,908        1,789       1,804          711      1,026

Total liabilities             2,304     2,513          575         975          174        164

External revenues            14,788     5,153        2,216       2,115           73        135

Cost of goods sold           12,973     3,522        1,561       1,292          186        106

Other income (expense)       (1,875)      (11)      (1,324)        (11)        (119)        (6)

Segment profit (loss)
before tax effect               (60)       77         (669)       (143)        (232)       (62)

NOTE 14 - DISCONTINUED OPERATIONS

Effective December 2000, the Company discontinued the operations of CoMar Foods, Inc. The following is a summary of the loss from discontinued operations resulting from the dissolution of this subsidiary for the years ended March 31, 2001, 2000 and 1999, including the tax effect attributable to the discontinued operations.

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   September 30, 2001, 2000 and March 31, 2001


NOTE 14 - DISCONTINUED OPERATIONS (Continued)

                                                  For the Years Ended March 31,
                                           ------------------------------------
                                        2001             2000              1999
                               -------------    -------------    --------------
NET SALES                      $      -         $     613,439    $      826,059

EXPENSES
Cost of sales                         -               108,462           357,258
Depreciation expense                   9,742           37,491            32,306
Selling, general
and administrative                   134,573          504,628           664,229
                               -------------    -------------    --------------
Total Expenses                       144,315          650,581         1,053,793
                               -------------    -------------    --------------

LOSS BEFORE OTHER INCOME
(EXPENSES)                         (144,315)         (37,142)          (227,734)
                               -------------    -------------    --------------

OTHER INCOME (EXPENSES)
Other income                         -                    181             1,000
Gain (loss) on
disposition of assets                -                 56,662            16,037
Interest expense                     -                (46,040)          (42,644)
                               -------------    -------------    --------------
Total Other Income
 (Expenses)                          -                (10,803)          (25,607)
                               -------------    -------------    --------------

NET LOSS BEFORE INCOME TAXES        (144,315)          -                 -

INCOME TAX (BENEFIT)                 (54,840)          -                 -
                               -------------    -------------    --------------

LOSS FROM DISCONTINUED
OPERATIONS NET OF TAX EFFECT   $     (89,475)   $     (47,945)   $     (253,341)
                               =============    =============    ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following selected financial data, as of, and for each of the comparable fiscal quarters and six month periods ended September 30, have been extracted from the unaudited financial statements of the Company, a copy of which is included herein. All such data should be read only in conjunction with, and is qualified in their entirety by reference to, the Company's financial statements and accompanying notes.

                             SELECTED FINANCIAL DATA
                  (Dollars in thousands, except per share data)

                                AS OF AND FOR THE
                     THREE MONTH PERIOD ENDED SEPTEMBER 30,

INCOME STATEMENT

                                        Percentage                  Percentage
                               2001    of Net Sales       2000     of Net Sales
                              -----    ------------       ----     ------------

REVENUE:                   $   3,693       100 %      $    5,266       100 %

OPER. EXPENSES             $   3,984       108 %      $    5,424       103 %

INCOME BEFORE
OTHER ITEMS                $    (291)       (8 %)     $     (158)       (3 %)

OTHER INC (EXP)            $       5         0 %      $      (94)       (2 %)

NET INCOME
BEFORE TAX                 $    (286)       (8 %)     $     (252)       (5 %)

PROVISION FOR
INCOME TAX                 $       0                  $        0
                           ---------                  ----------

NET INCOME                 $    (286)       (8 %)     $     (252)       (5 %)

NET INCOME (LOSS)
PER SHARE(1)               $    (.02)                 $     (.02)

                                AS OF AND FOR THE
                      SIX MONTH PERIOD ENDED SEPTEMBER 30,

INCOME STATEMENT

                                        Percentage                  Percentage
                               2001    of Net Sales       2000     of Net Sales
                              -----    ------------       ----     ------------

REVENUE:                   $   7,404        100 %     $    9,211       100 %

OPER. EXPENSES             $   7,503        101 %     $    9,608       104 %

INCOME BEFORE
OTHER ITEMS                $     (99)        (1 %)    $     (397)       (4 %)

OTHER INC (EXP)            $     (29)        (0 %)    $      (33)       (0 %)

NET INCOME
BEFORE TAX                 $    (128)        (2 %)    $     (430)       (5 %)

PROVISION FOR
INCOME TAX                 $      14                  $        0
                           ---------                  ----------

NET INCOME                 $    (142)        (2 %)    $     (430)      (5 %)

NET INCOME (LOSS)
PER SHARE (1)              $    (.01)                 $     (.03)

                                         SEPTEMBER 30, 2001       MARCH 31, 2001
                                         ------------------     --------------

BALANCE SHEET:

TOTAL ASSETS:                               $   7,738               $7,215

LONG-TERM OBLIGATIONS: (2)                  $   1,532               $1,550

TOTAL STOCKHOLDERS' EQUITY                  $   4,086               $4,162

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

Business Segments

Seafood Processing
Our core seafood packaging business, which is conducted through our Custom Pack subsidiary, provided 70% and 87% of revenues in each of the first six months periods of the 2001 and 2000 fiscal years, respectively. The declining contribution of Custom Pack revenues as a percentage of total revenues is a function of increased revenue in the other business segments as well as a decrease in volume of 36% at Custom Pack when comparing these two periods. An overall weakness in the shrimp market globally contributed to the lower volume. We believe that this weakness is a function of the generally slower economy in the U.S. as well as the effects of September 11 on consumers. We expect conditions to improve in future periods, but can not predict the timing or strength of such an improvement.

Recreational Fishing Bait
Revenue growth from our Killer Bee Bait subsidiary has continued to be strong. For the first six months through September 30, sales increased 74% from $1,214,490 in the six months through September 30, 2000 to $2,115,180 this period. This has resulted primarily from the growth in outlets from our acquisition of Natural Bait Brokers in February. The revenue growth occurred despite the restrictions in September caused by our conversion to a "Point Of Sale" (POS) settlement with Wal Mart. Killer Bee distributes to some 150 Wal Mart stores, and the conversion to POS had the effect of our buying back approximately one months inventory on hand at those stores. Although this had a negative effect on reported sales for the period, and will also effect reported sales in October, the POS system will facilitate faster collection on future sales and will greatly enhance inventory control and distribution. We expect a continuing strong season for Killer Bee because of available inventory supplies. For the six month period, Killer Bee accounted for 29% of total revenues.

Freshwater Shrimp Aquaculture
Revenues from our aquaculture division were $135,231 for the first six months of the current fiscal year compared to $651 for the same period last year. While this still represents only 2% of our total revenues, we continue to expect further contributions from this business segment in future periods because of the expanded interests of independent farmers to grow freshwater shrimp. Our hatchery in Ocean Springs has supplied independent and joint venture farms in the current growing season, and we plan to expand significantly in next year's season. We are continuing to pursue potential joint venture proposals and sales to contract growers to increase the growth in this segment.

Results of Operations

We reported a consolidated net loss from operations for the six months period ending September 30, 2001 of ($142,061) compared to a net operating loss of ($430,172) in the same period last year. The operations of our core business remained profitable despite the comparative decline of 36% in overall volume. Killer Bee reported a loss of ($146,962) which was primarily due to POS adjustments described above. In the same six month period last year, Killer Bee recorded a loss of ($384,463). Our aquaculture business reported at a ($62,273) loss.

Net Sales

Net sales primarily reflect the results of our core processing and packaging operations (70%) and our recreational bait segment (29%). The amount of core revenues recognized in any given year is a function of whether the products in that business segment are either: a) purchased, processed, and packaged by us, or b) processed and packaged for third parties on a consignment basis. In the first instance, revenues would be higher, reflecting the cost of the product, and in the latter case revenues would only reflect a processing charge. Gross margins are relatively unaffected by either scenario, but the reported net sales figures can be greatly affected. Core revenues are also affected by consumer spending patterns and by purchasing decisions by supermarkets.

Total net sales for the six months ended September 30, 2001 decreased 20% as compared to the six months ended September 30, 2000 from $9,211,238 to $7,403,637. The decreases were all related to a decrease in product sales and processing sales in the core business segment.

Sales from Killer Bee increased 74% from $1,214,490 to $2,115,180 in comparing the respective six month periods ending September 30. Killer Bee has expanded its number of corporate and independent accounts to over 700 in number, primarily with the addition of 83 Wal Mart and other locations with the acquisition of Natural Bait Brokers last February.

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

The decrease in cost of sales from $7,281,698 to $4,920,105 (a 32% decrease in the six month comparable periods) reflects the lower volume of product sales in the core segment. However, overall gross profit increased from $1,929,540 to $2,483,532 as a result of higher margins available from the Killer Bee and aquaculture segments.

Selling, general and administrative expenses increased by $164,489 (8%) in comparing the six-month periods ending September 30 2001 and 2000. Some of the additional overhead was added in conjunction with the acquisition of the Natural Bait customers. We believe that overhead expenses that are expected in future quarters will benefit from efficiencies to be achieved from POS status at Wal Mart in our Killer Bee segment, as discussed earlier.

Working Capital

As we continue to execute on our business plans for both Killer Bee and for our aquaculture division, working capital requirements are expected to reflect greater demands from those areas. Beginning with the acquisition of Killer Bee, Inc. in 1999 we began packaging and distributing frozen bait products for the recreational fishing industry. The nature of this business segment requires that we acquire, process, and have available for distribution an adequate supply of product in inventory. As this business expands, our relative levels of inventory will also expand. Additionally, the core business segment, which had not required significant levels of inventory, has found it necessary to purchase products in advance in order to fulfill customer needs. As a result, Custom Pack inventories have shown an increase from $421,050 at September 30, 2000 to $1,161,850 at September 30, 2001. Killer Bee inventories registered an increase from $413,547 to $481,430 in a similar comparison. The balance sheet as of September 30, 2001 reflects an increase in inventory to $1,643,280 from $865,003 at March 31, 2001 due primarily to the operations of Custom Pack.

Similarly, sales in the core business segment are generally settled at the time of wholesale delivery, so that accounts receivable have customarily been maintained at relatively low levels. However, in the last fiscal year, Custom Pack generated an increase in accounts receivable in line with the increase in product sales, and Killer Bee sales generated larger levels of accounts receivable, as well. Killer Bee receivables grew from $343,574 to $408,401 (19%) from September 30, 2000 to 2001, which was less than the 74% sales growth because of the POS transition that occurred late in the period.

As of September 30, 2001 we maintained cash reserves of $243,632, and current assets exceeded current liabilities by $2,250,381. Current liabilities increased from the figure at March 31, 2001 partially through trade accounts payable and partially through advances from our insurance carrier to rebuild assets lost in a fire on March 30, 2001.

Seasonality

Because of the availability of seafood throughout the world markets, there is only a modest seasonal factor for our core business. Typically, our operating activities increase slightly during the spring and fall domestic shrimp harvesting seasons, depending on the abundance of the crop that is found in the wild. The revenues of Killer Bee demonstrate seasonality that reflects the higher recreational fishing activities in the warmer months of the year from April through September. We expect that approximately two-thirds of Killer Bee's annual revenues will be recognized during this period of time. Future revenues of the aquaculture division will reflect a seasonal harvest of product, which is recognized in the second and third quarters of our fiscal year.

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

Killer Bee has introduced several non-bait products and shelf stable (non-frozen) bait products into distribution to the fishing industry on a trial basis. The products include a motion sickness relief band, designer logo apparel, on-package advertising, and other fishing products. Through September 30, 2001 the revenues from these test products have not had a significant impact on operations.

Cash Flow

Our operations have generated operating losses in the past, which had been anticipated and had been funded from financing activities. We expect that profits will provide a source of funds in the future to help offset the need for working capital that will be occasioned by growth. Although the most recent three month period ended September 30, 2001 generated an operating loss that offset profits in the first quarter, we expect that profits will provide a source of funds in the future to help offset the needs for working capital occasioned by our growth.

Operating Activities

Our Consolidated Statement of Cash Flows reported $1,071,764 in funds used by operating activities in the six months ended September 30, 2001 compared to $967,829 used in operating activities in the September 30, 2000 period. The primary factors involved increases in both accounts receivable and inventory that exceeded the increase in accounts payable. The operating loss used $142,061 in funds, while Depreciation and Amortization provided $305,391.

Investing Activities

Net investing activities in the six months ended September 30, 2001 consumed $408,860 in funds compared to $183,158 in funds used in the September 30, 2000 period. The activities included property and equipment additions to our aquaculture facilities.

Financing Activities

Our financing activities included receipt of $50,000 in proceeds from the sale of common stock plus additional note borrowings of $105,541. These receipts matched payments on notes and leases of $123,780. We also received $378,766 in insurance proceeds that will be used to rebuild assets lost in a March 30, 2001 fire. The conversion of outstanding preferred stock to common stock, which took place in June, had no effect on cash flows.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are named defendants in a lawsuit filed in the Supreme Court of the State of New York, County of New York, Index No. 605716-98. The plaintiff, Lawrence Skolnick, has made a claim of breach of contract and is seeking to keep 1,700,000 shares of our common stock. We have filed an answer and counterclaim against the plaintiff and certain third parties seeking recovery of the shares and specific performance. While the possibility that an unfavorable outcome exists, we have determined that the potential loss is remote and we fully intend on recovering the entire 1,700,000 shares.

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


November 14, 2001                   GLOBAL SEAFOOD TECHNOLOGIES, INC.


                                    By: /s/ Brent Gutierrez
                                       ----------------------------------------
                                       Brent Gutierrez,
                                       President and Chief Executive Officer