Form 10QSB
period 2001-12-31
GLOBAL SEAFOOD TECHNOLOGIES INC
filed 2002-02-14
CIK 1080533

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

For the Quarter Period Ended
December 31, 2001                                    Commission File No. 0-28495


                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its Charter)

          Nevada                                           93-1219887
-----------------------------                  ---------------------------------
(State or jurisdiction of                      (IRS Employer Identification No.)
incorporation or organization)

555 Bayview Avenue, Biloxi, Mississippi                      39530
----------------------------------------                   ---------
(Address of Principal Executive Office)                    (Zip Code)


Registrant's telephone number, including area code:    (228) 435-3632
---------------------------------------------------    --------------

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

                                 Yes [X] No [ ]


As of December 31, 2001, there were 15,722,866 shares of Common Stock, $.001 par value outstanding.

================================================================================

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 2001
   and March 31, 2001                                                 1-2

Consolidated Statements of Operations for the three months
   ended December 31, 2001 and December 31, 2000                       3

Consolidated Statements of Operations for the nine months
   ended December 31, 2001 and December 31, 2000                       3

Consolidated Statements of Cash Flows for the nine months
   ended December 31, 2001 and December 31, 2000                       4

Consolidated Statement of Shareholders Equity                          5

Notes to the financial statements                                     6-22

                          GLOBAL SEAFOOD TECHNOLOGIES, INC.
                              CONSOLIDATED BALANCE SHEET

                                                          FYE
                                                        AUDITED               UNAUDITED
                                                        March 31             December 31
                                                         2001                   2001
                                                    -------------           -------------
CURRENT ASSETS
  Cash and cash equivalents                         $   1,313,729           $    (111,132)
  Accounts Receivable, Net                          $   1,719,136           $   1,934,058
  Accounts Receivable - Related                     $     299,918           $     347,218
  Pre-paid income taxes                             $      23,493           $      23,493
  Pre-paid Expenses                                 $           -           $       9,000
  Inventories                                       $     865,003           $   1,722,486
  Deferred tax asset, current                       $           -           $           -
                                                    -------------           -------------
      TOTAL CURRENT ASSETS                          $   4,221,279           $   3,925,123

PROPERTY AND EQUIPMENT
  Land                                              $     105,717           $     146,840
  Buildings and Improvements                        $   1,276,505           $   1,553,917
  Furniture and Fixtures                            $       8,098           $       8,098
  Machinery and Equipment                           $   3,322,471           $   3,401,662
  Vehicles                                          $      20,600           $      67,325
  Water Well                                        $     121,441           $     121,441
                                                    -------------           -------------
      TOTAL FIXED ASSETS                            $   4,854,832           $   5,299,283

  Less Accumulated Depreciation                     $  (2,717,313)          $  (3,122,234)
                                                    -------------           -------------
PROPERTY AND EQUIPMENT, NET                         $   2,137,519           $   2,177,049

OTHER ASSETS
  Deferred tax asset                                $     426,700           $     426,700
  Goodwill                                          $     273,000           $     243,750
  Assets Recoverable Under Insurance                $     147,896           $     147,897
  Deposits                                          $       8,957           $      18,957
                                                    -------------           -------------
      Total Other Assets                            $     856,553           $     837,304
                                                    -------------           -------------
      TOTAL ASSETS                                  $   7,215,351           $   6,939,476
                                                    =============           =============

The accompanying notes are an integral part of these consolidated financial statements

                          GLOBAL SEAFOOD TECHNOLOGIES, INC.
                              CONSOLIDATED BALANCE SHEET

                                                          FYE
                                                        AUDITED               UNAUDITED
                                                        March 31             December 31
                                                         2001                   2001
                                                    -------------           -------------
CURRENT LIABILITIES
  Accounts Payable                                  $   1,346,557           $   1,321,640
  Accounts Payable - Related                        $           -           $           -
  Accrued expenses                                  $      43,382           $      24,067
  Income taxes payable                              $           -           $      14,145
  Insurance Advances                                $           -           $     252,846
  Line of credit                                    $           -           $      76,000
  Notes Payable, current portion                    $     199,144           $     223,363
  Notes Payable - Related                           $     113,500           $     101,000
  Obligations under capital leases                  $      20,880           $      22,166
                                                    -------------           -------------
      TOTAL CURRENT LIABILITIES                     $   1,723,463           $   2,035,227

LONG-TERM LIABILITIES
  Notes Payable                                     $   1,296,405           $   1,202,883
  Obligations under capital leases                  $      33,367           $      20,725
                                                    -------------           -------------
      TOTAL LONG-TERM LIABILITIES                   $   1,329,772           $   1,223,608

TOTAL LIABILITIES                                   $   3,053,235           $   3,258,835

STOCKHOLDER'S EQUITY
  Preferred stock                                   $         200           $           -
  (Issued and outstanding)                                200,000
  Common stock                                      $      14,234           $      15,723
  (Issued and outstanding)                             14,233,861              15,722,866
  Additional Paid-in Capital                        $   5,628,515           $   5,677,226
  Prepaid Non-compete                               $     (79,723)          $     (55,806)
  Subscription Receivable                           $     (46,486)          $     (46,486)
  Retained Earnings                                 $  (1,354,624)          $  (1,910,016)
                                                    -------------           -------------
      TOTAL STOCKHOLDER'S EQUITY                    $   4,162,116           $   3,680,641

TOT. LIAB. AND EQUITY                               $   7,215,351           $   6,939,476


 The accompanying notes are an integral part of these consolidated financial statements

                                             2

                                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                       UNAUDITED                                 UNAUDITED
                                          For Three Months Ending December 31        For Nine Months Ending December 31
                                                 2000              2001                    2000             2001
                                             ------------      ------------            ------------      ------------
 Processing Sales                            $    415,871      $    273,925            $  1,641,222      $    999,436
 Sales of Product                            $  4,517,851      $  3,087,788            $ 12,503,739      $  9,621,931
                                             ------------      ------------            ------------      ------------
 NET SALES                                   $  4,933,722      $  3,361,713            $ 14,144,961      $ 10,621,367

EXPENSES
 Cost of Sales                              $  3,867,453      $  2,663,573            $ 11,149,150      $  7,453,409
 Non-compete covenant                       $      7,972      $      7,972            $     23,917      $     23,917
 Depreciation & amortization                $     92,385      $    144,723            $    290,631      $    434,170
 Bad debt expense                           $        363      $          -            $        363      $          -
 Selling, general and administrative        $  1,189,611      $    898,975            $  3,302,224      $  3,199,140
                                            ------------      ------------            ------------      ------------
TOTAL EXPENSES                              $  5,157,784      $  3,715,243            $ 14,766,285      $ 11,110,636

INCOME BEFORE OTHER INCOME (EXPENSE)        $   (224,062)     $   (353,531)           $   (621,324)     $   (489,269)

OTHER INCOME (EXPENSE)
 Other income                               $    194,898      $     10,917            $    215,163      $     48,751
 Interest income                            $      8,378      $        465            $     34,316      $      9,769
 Gain of disposition of assets              $          -      $          -            $          -      $          -
 Interest expense                           $    (30,037)     $    (38,503)           $   (109,150)     $   (120,419)
                                            ------------      ------------            ------------      ------------
TOTAL OTHER INCOME (EXPENSE)                $    173,239      $    (27,121)           $    140,329      $    (61,899)

NET INCOME BEFORE TAXES                     $    (50,823)     $   (380,652)           $   (480,995)     $   (551,168)

PROVISION FOR TAXES                         $          -      $     (9,997)           $          -      $      4,223

NET INCOME                                  $    (50,823)     $   (370,655)           $   (480,995)     $   (555,391)

Basic Earnings (Loss) Per Share             $      (0.00)     $      (0.02)           $      (0.04)     $      (0.04)

Fully Diluted Earnings (Loss) Per Share     $      (0.00)     $      (0.02)           $      (0.04)     $      (0.04)


                 The accompanying notes are an integral part of these consolidated financial statements

                                                         3

                                          GLOBAL SEAFOOD TECHNOLOGIES, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      UNAUDITED
                                                                           For Nine Months Ending December 31
                                                                            2000                         2001
                                                                       ---------------              --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss)                                                     $      (480,995)             $     (555,391)
  Adjustments to Net Income:
   Depreciation & Amortization                                         $       290,633              $      434,170
   Decrease in Prepaid Non-Compete                                     $        23,917              $       23,917
   (Gain) Loss on Sale of Assets                                       $             -              $            -
   Bad Debts                                                           $             -              $            -
  Changes in Assets and Liabilities:
   (Increase) Decrease in Accounts Receivable
    and Accounts Receivable Related                                    $      (699,972)             $     (262,222)
   (Increase) Decrease in Taxes Receivable                             $        40,463              $            -
   (Increase) Decrease in Deferred Tax Asset                           $             -              $            -
   (Increase) Decrease in Inventories                                  $      (261,254)             $     (857,483)
   (Increase) Decrease in Pre-paid Expenses                            $             -              $       (9,000)
   (Increase) Decrease in Deposits                                     $           267              $      (10,000)
   Increase (Decrease) in Accounts Payable
    and Accounts Payable Related                                       $     1,058,299              $      (24,918)
   Increase (Decrease) in Taxes Payable                                $            16              $       14,145
   Increase (Decrease) in Accrued Expenses                             $        (2,089)             $      (19,315)
                                                                       ---------------              --------------
       Net Cash Provided (Used) by Operating Activities                $       (30,715)             $   (1,266,096)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of Property and Equipment                                       $             -              $            -
  Purchase of Property and Equipment                                   $      (409,231)             $     (444,451)
                                                                       ---------------              --------------
  Net Cash Used in Investing Activities                                $      (409,231)             $     (444,451)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additional Capital Contributed                                       $             -              $       50,000
  Insurance Advances                                                   $             -              $      252,847
  Payments on Notes Payable and Leases Payable                         $       (84,907)             $     (109,496)
  Proceeds From Notes Payable and Leases Payable                       $             -              $       92,338
                                                                       ---------------              --------------
  Net Cash Provided (Used by) Financing Activities                     $       (84,907)             $      285,687

NET INCREASE (DECREASE) IN CASH                                        $      (524,853)             $   (1,424,861)

BEGINNING CASH AND CASH EQUIVALENTS                                    $     1,303,120              $    1,313,729

ENDING CASH AND CASH EQUIVALENTS                                       $       778,267              $     (111,132)


           The accompanying notes are an integral part of these consolidated financial statements

                                                    4

                                                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                                                Consolidated Statements of Shareholders' Equity



                                        Preferred Stock             Common Stock           Additional                   Retained
                                  --------------------------  -------------------------     Paid-in    Subscription     Earnings
                                     Shares        Amount       Shares         Amount       Capital     Receivable     (Deficit)
                                  ------------   -----------  ------------   ----------   ------------  ------------  ------------
Balance, March 31, 2001               200,000       $200       14,233,861      $14,234     $5,628,515     ($46,486)   ($1,354,624)

Outstanding preferred
 stock converted to common stock     (200,000)      (200)       1,464,005        1,464         (1,264)

Common stock issued for cash
 in June 2001                                                      25,000           25         49,975

Net income for nine months ended
 December 31, 2001                                                                                                       (555,391)

Balance, December 31, 2001                  0          0       15,722,866       15,723      5,677,226      (46,486)    (1,910,015)
                                     =========    =======     ============    =========   ============   ==========   ===========


                     The accompanying notes are an integral part of these consolidated financial statements

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   December 31, 2001, 2000 and March 31, 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Organization

The consolidated financial statements include those of Global Seafood Technologies, Inc. (GST) and its wholly-owned subsidiaries, Custom Pack, Inc., Aquaculture Corporation of America and Killer Bee, Inc. Collectively, they are referred to herein as "the Company".

GST was incorporated under the laws of the State of Nevada on May 29, 1986 under the name of Rue de Rivoli Perfumeries of America,Ltd. It later changed its name to Enviro Solutions International,Inc. on November 21, 1994 in contemplation of a merger with Enviro Solutions International, Inc. of Utah. The merger was never completed. However, the name was still changed.

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

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   December 31, 2001, 2000 and March 31, 2001


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

a. Organization (Continued)

On January 22, 2001, the Company purchased certain fixed assets, distribution rights and customer lists from Natural Bait Brokers,Inc., a Florida Corporation, by paying $200,000 cash and granting a total of 1,500,000 warrants, exercisable for 5 years. 1,000,000 of the warrants are exercisable into shares of common stock at $1.00 per share and the remaining 500,000 warrants are exercisable into shares of common stock at $1.50 per share. The fixed assets acquired had a fair market value of $63,000. The warrants granted were valued at $136,000, pursuant to the Black-Scholes pricing model. Accordingly, goodwill of $273,000 was recorded pursuant to the purchase. Amortization of the goodwill commenced in the year ended March 31, 2002 and will be amortized over a 7-year period.

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

d.  Basic and Fully Diluted Earnings Per Share

The computations of basic earnings per share of common stock are based on the weighted average number of shares outstanding during the period of the consolidated financial statements. Common stock equivalents, consisting of options and warrants, have been included in the fully diluted earnings per share for the quarter ended December 31, 2001. Common stock equivalents are antidilutive for the quarter ended December 31, 2000 and 2001 and the year ended March 31, 2001, respectively.

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   December 31, 2001, 2000 and March 31, 2001


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

d. Basic and Fully Diluted Earnings Per Share (Continued)

                                 Basic Earnings (Loss) Per Share

                           For the Year Ended     For the Nine Months Ended
                                March 31,                December 31,
                                  2001              2001             2000
                             -------------     -------------     -------------
Income (loss) - numerator    $    (693,328)    $    (555,391)    $    (480,995)
Shares - denominator            13,281,970        15,319,450        13,154,136
                             -------------     -------------     -------------
Per  share amount            $       (0.05)    $       (0.04)    $       (0.04)
                             =============     =============     =============

                        Fully Diluted Earnings (Loss) Per Share

                          For the Year Ended      For the Nine Months Ended
                                March 31,                 December 31,
                                 2001               2001               2000
                             -------------     -------------     -------------
Income (loss) - numerator         (693,328)    $    (555,391)    $    (480,995)
Shares - denominator            13,281,970        15,319,450        13,154,136
                             -------------     -------------     -------------
Per share amount             $       (0.05)    $       (0.04)    $       (0.04)
                             =============     =============     =============

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

               Machinery and equipment             5 to 7 years
               Furniture and fixtures              5 to 7 years
               Buildings                           31 years
               Vehicles                            5 years
               Water well                          7 years

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   December 31, 2001, 2000 and March 31, 2001


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

h. Accounts Receivable

Accounts receivable are recorded net of the allowance for doubtful accounts of $5,886 and $5,886 as of March 31, 2001 and December 31, 2001, respectively.

i. Related Party Transactions

The Company sells some of its product to two related companies from time to time. Collectively, these related companies account for less than 4% of total sales. The amounts owed from these companies at March 31, 2001 and December 31, 2001 was $-0- and $347,981,respectively. In addition, the Company has advanced funds to a related company for operating expenses. Total amount owed from this company at March 31, 2001 and December 31, 2001 was $299,918 and $347,218, respectively.

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

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   December 31, 2001, 2000 and March 31, 2001


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

o. Prepaid Non-Compete Agreement

The Company entered into a covenant-not-to-compete during the year ended March 31, 1991. The original agreement required $492,000 to be paid over 10 years at $49,200 each year. The agreement was amended in 1994 due to an examination by the Internal Revenue Service that reduced the required annual payment to $32,800

During the year ended March 31, 2000, the Company issued 114,800 shares of its outstanding common stock in lieu of the future payments required under the non-compete agreement. These shares were valued at $143,500 or $1.25 per share. Amortization on the prepaid agreement through March 31, 2001 was $63,777. Additional amortization was recorded totaling $23,917 for the nine months ended December 31, 2001.

p. Stock Options and Warrants

The Company applies Accounting Principles Board ("APB") 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for all stock option plans. Under APB 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   December 31, 2001, 2000 and March 31, 2001


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

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                         March 31,          December 31,
                                     ------------------------------------
                                            2001                2001
                                     ----------------   -----------------
Land                                 $        105,717  $          146,840
Buildings and improvements                  1,276,505           1,553,917
Furniture and fixtures                          8,098               8,098
Machinery and equipment                     3,322,471           3,401,662
Vehicles                                       20,600              67,325
Water well                                    121,441             121,441
                                     ----------------   -----------------
Total                                       4,854,832           5,299,283

Less accumulated depreciation              (2,717,313)         (3,122,234)
                                     ----------------   -----------------
Property and equipment - net         $      2,137,519   $       2,177,049
                                     ================   =================

Depreciation expense for the year ended March 31, 2001, and the nine months periods ending December 31, 2001 and 2000 was $535,656, $404,920 and $290,633,
respectively.

On March 30, 2001, the Company's building and certain office equipment were damaged in a fire. The fire completely destroyed the portion of the plant where the corporate offices were located but did minimal damage to the processing area or the processing equipment and machinery.

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   December 31, 2001, 2000 and March 31, 2001


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

The assets affected by the fire are being separately disclosed as "Assets Recoverable Under Insurance Policy" until the assets are reconstructed and/or replaced. The following summarizes the assets destroyed:

                              Original         Accumulated           Net
Description                     Cost          Depreciation        Book Value
                          --------------    ---------------    ---------------
Building and improvements $      187,520    $       (63,628)   $       123,892
Furniture and fixtures            14,082            (13,725)               357
Machinery and equipment          204,777           (181,130)            23,647
                          --------------    ---------------    ---------------
Totals                    $      406,379    $      (258,483)   $       147,896
                          ==============    ===============    ===============

NOTE 3 - NOTES PAYABLE

Notes payable consisted of the following:

                                         March 31,  December 31,   December 31,
                                              2001          2001           2000
                                    -------------- -------------  --------------
Note payable, secured by property,
interest at 8.05%,interest and
principal payments of $16,124 due
monthly,matures on July 5, 2003.    $    1,064,857 $     983,024  $   1,091,428

Note payable, secured by property,
interest at 9.0%,interest and
principal payments of $1,497 due
monthly, matures on July 1, 2012.          131,051       126,247        132,555

Note payable, secured by property,
interest at 8.0%,interest and
principal payments of $702 due
monthly,matures on November 23, 2003.       19,784        14,501         21,496

Note payable, secured by property,
interest at 7.5%,interest and principal
payments of $399 due monthly,
matures on November 15, 2002.                7,478         4,231          8,182
                                    -------------- -------------  -------------
Balance forward                     $    1,223,170 $   1,128,003  $   1,253,661
                                    -------------- -------------  -------------

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   December 31, 2001, 2000 and March 31, 2001


NOTE 3 - NOTES PAYABLE (Continued)

                                         March 31,  December 31,   December 31,
                                              2001          2001           2000
                                    -------------- ------------- --------------
Balance forward                     $    1,223,170 $   1,128,003 $    1,253,661
                                    -------------- ------------- --------------

Note payable, secured by property,
interest at 7.5%,interest and
principal payments of $737 due
monthly, matures on October 15, 2002.       13,152         7,089         15,083

Note payable to a bank, secured by
property and equipment,interest at 9.25%,
interest and principal payments of $440
due monthly, matures in September 2002.      7,379         3,817          8,512

Note payable to a bank, secured by
property and equipment, interest at
8.0%, interest and principal
payments of $492 due monthly,
matures in January 2004.                    15,079        11,387         16,267

Note payable to a bank, secured by
property, interest at 8.0%, interest
and principal payments of $1,531 due
monthly, matures in June 2004.              52,310        41,411         55,900

Note payable to a bank, secured by
property, interest at 8.0%, interest
and principal payments of $1,369 due
monthly, matures in September 2005.         59,739        50,245         62,466

Note payable to a bank, secured by
property, interest at 8.50%,
interest and principal payments of
$739 due monthly, matures in March 2004.    23,360        17,777              -

Note payable to a bank, secured by
property, Interest at 8.50%,
interest plus principal payments of
$1,124 due monthly, matures in
January 2005.                               51,682        40,474              -
                                    -------------- ------------- --------------
Balance forward                     $    1,445,871 $   1,300,203 $    1,411,889
                                    -------------- ------------- --------------

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   December 31, 2001, 2000 and March 31, 2001


NOTE 3 - NOTES PAYABLE (Continued)

                                          March 31,  December 31,  December 31,
                                              2001          2001           2000
                                    -------------- ------------- --------------
Balance forward                     $    1,445,871 $   1,300,203 $    1,411,889
                                    -------------- ------------- --------------

Note payable to a bank, secured by
property, interest at 8.0%, interest
and principal payments of $1,447 due
monthly, matures June 2004.                 49,442        39,140         52,836

Note payable, secured by equipment,
interest at 9.4%, interest and principal
payments of $813 due monthly,
matures May 2006                                 -        33,960              -

Note Payable, secured by property,
interest at 6.5%, interest and principal
payments of $470 due monthly,
matures September 2006                           -        52,941              -

Other notes payable                            236             -            378
                                    -------------- -------------  -------------
Total notes payable                      1,495,549     1,426,244      1,465,103

Less: current portion                     (199,144)     (221,758)      (183,069)
                                    -------------- -------------  -------------
Long-term notes payable             $    1,296,405 $   1,261,620  $   1,282,034
                                    ============== =============  =============


As of December 31, 2001 maturities of long-term debt are as follows:

              Year Ending
                March 31,                                Amount
                ---------                                ------
                   2002                            $       39,616
                   2003                                   220,172
                   2004                                   920,936
                   2005                                    55,354
                   2006                                    57,881
                   2007 and thereafter                    132,285
                                                   --------------
                       Total                       $    1,426,244
                                                   ==============

NOTE 4 -      NOTES PAYABLE - RELATED PARTIES

                                   March 31,      December 31,     December 31,
                                     2001             2001             2000
                                 ------------   ---------------  --------------
Note payable to shareholder,
unsecured, interest at 10%,
interest payments due quarterly
and annually, principal amount
is due on demand.                $    113,500   $      101,000   $      113,500
                                 ------------   ---------------  --------------
Total notes payable - related    $    113,500   $       101,000  $      113,500
                                 ============   ===============  ==============

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   December 31, 2001, 2000 and March 31, 2001


NOTE 5 - LINE OF CREDIT

Custom Pack, Inc. maintains a line of credit with a bank. The line is secured by commercial property under a deed of trust and mortgage and by a UCC commercial security agreement, accrues interest at a rate based on prime with no spread, and has a maximum balance of $1,000,000. The line expires on April 1, 2002. The balance outstanding on the line of credit at March 31, 2001 and December 31, 2001 was $-0- and $76,000, respectively.

NOTE 6 - CAPITAL LEASES

The Company leases certain equipment with lease terms through September 2003. Obligations under these capital leases have been recorded in the accompanying consolidated financial statements at the present value of future minimum lease payments.

Obligations under capital leases at March 31, 2001, December 31, 2001 and 2000 consisted of the following:

                                    March 31,     December 31,     December 31,
                                      2001            2001             2000
                                --------------  ---------------  ---------------
Total                           $       54,247  $        42,891  $       55,412
Less: current portion                  (20,880)         (22,166)        (20,493)
                                --------------  ---------------  ---------------
Long-term portion               $       33,367  $        20,725  $       34,919
                                ==============  ===============  ===============

The future minimum lease payments under these capital leases and the net present value of the future minimum lease payments are as follows:

        Year Ending
         March 31,                                          Amount
         ---------                                       -----------
           2002                                          $     6,596
           2003                                               25,585
           2004                                               14,771
           2005                                                1,246
           2006                                                  -
           2007 and thereafter                                   -
                                                         -----------
           Total future minimum lease payments                48,198

           Less, amount representing interest                 (5,307)
                                                         -----------
           Present value of future minimum
            lease payments                               $    42,891
                                                         ===========

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   December 31, 2001, 2000 and March 31, 2001


NOTE 7 - MAJOR CUSTOMERS AND SUPPLIERS

For the year ended March 31, 2001, two customers generated sales in excess of 10% of the Company's total sales. Sales to these two customers made up approximately 47% and 29%, respectively, of total revenues for the year ended March 31, 2001.

For the nine month period ended December 31, 2001, four customers generated sales in excess of 10% of the Company's total sales. Sales to these four customers made up approximately 28%, 14%, 14%, and 12%, respectively, of total revenues for the nine month period.

For the nine month period ended December 31, 2000, three customers generated sales in excess of 10% of the Company's total sales. Sales to these three customers made up approximately 76% of total revenues for that nine month period.

The Company purchased product from two suppliers during the year ended March 31, 2001 that generated costs in excess of 10% of the Company's total purchases. Purchases from these two suppliers made up approximately 22% and 13%, respectively, of total purchases for the year ended March 31, 2001.

The Company purchased product from three suppliers during the nine month period ended December 31, 2001 that generated costs in excess of 10% of the Company's total costs. Purchases from these three suppliers made up approximately 15%, 15%, and 10%, respectively, of total purchases for the nine month period.

The Company purchased product from three suppliers during the nine month period ended December 31, 2000 that generated costs in excess of 10% of the Company's total purchases. Purchases from these three suppliers made up approximately 51% of total purchases for that nine month period.

One customer in the December 31, 2001 period described above was in the fishing bait business segment. All other significant sales and all purchases that exceeded 10% during the periods described above were in the seafood packaging and processing segment.

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

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   December 31, 2001, 2000 and March 31, 2001


NOTE 8 - INCOME TAXES (Continued)

Income tax accounts as of March 31, 2001 and 2000 are detailed in the following summary:

                                                     March 31,
                                      --------------------------------------
                                               2001               2000
                                      ------------------  ------------------
Deferred income tax asset             $          426,700  $           14,600

Non-current deferred income taxes               (426,700)            (12,300)
                                      ------------------  ------------------
Current deferred income tax asset     $           -       $            2,300
                                      ==================  ==================


Provision for income taxes for the year ended March 31, 2001, and nine months ended December 31, 2001 and 2000 consisted of the following:

                                March 31,         December 31,     December 31,
                                  2001               2001             2000
                            ---------------    ----------------   --------------
Current:
 Federal income taxes       $        -         $         -        $        -
 State income taxes                  -                   4,223             -
Deferred:
 Federal and state income
  taxes                           (412,100)              -                 -
                            ---------------    ---------------    --------------
Total provision for
 income taxes               $     (412,100)    $         4,223    $        -
                            ===============    ===============    ==============


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
                                  ============    =============   =============

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   December 31, 2001, 2000 and March 31, 2001


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

Leases

The Company has entered into several non-cancelable leases, accounted for as operating leases, of certain machinery and equipment used in operations. The minimum future payments required under the operating leases are as follows:

                  Year Ending
                    March 31,                             Amount
                    ---------                       ---------------
                       2002                         $         4,085
                       2003                                  10,894
                       2004                                   5,147
                       2005                                    -
                       2006                                    -
                       2007 and thereafter                     -
                                                    ---------------
                            Total                   $        20,126
                                                    ===============

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   December 31, 2001, 2000 and March 31, 2001


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

A summary of the status of the Company's stock warrants as of March 31, 2001 and changes during the nine month period ended December 31, 2001 is presented below:

                                        Weighted Average       Weighted Average
                             Warrants   Exercise Price     Grant Date Fair Value
                     -----------------  ------------------  --------------------
Outstanding,
March 31, 2001               5,500,000  $             1.20  $             0.01
Granted                         25,000                2.00                0.00
Exercised                            -                   -                   -
Expired/canceled                     -                   -                   -
                     -----------------  ------------------  --------------------
Outstanding,
December 31, 2001           5,525,000   $             1.20  $             0.01
                     =================  ==================  ====================

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   December 31, 2001, 2000 and March 31, 2001


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

A summary of the status of the Company's stock options as of March 31, 2001 and changes during the six month period ended September 30, 2001 is presented below:


                                                 Weighted          Weighted
                                                  Average           Average
                                                  Exercise         Grant Date
                                    Options         Price          Fair Value
                                   ---------    -------------    -------------

Outstanding, March 31, 2001        1,295,000    $        1.01    $        0.00
Granted                                -                -                -
Exercised                              -                -                -
Expired/canceled                       -                -                -
                                   ---------    -------------    -------------
Outstanding, December 31, 2001     1,295,000    $        1.01    $        0.00
                                   =========    =============    =============


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

Profits derived from the operation of the farm will be allocated 51% to the Company and 49% to the other participant. No profit had been earned as of March 31, 2001 or December 31, 2001.

During the year ended March 31, 2001, the Company entered into a joint venture to establish a freshwater shrimp farm in the Republic of Guyana. The Company is to provide the technology and the delivery of post-larvae as seed stock, and will share in 20% of the net profits.

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   December 31, 2001, 2000 and March 31, 2001


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

Financial information for the year ended March 31, 2001 and the nine months ended December 31, 2001 with respect to the reportable segments is as follows:

                                                          Fishing               Freshwater
                                  Seafood                   Bait                  Shrimp
                           --------------------    --------------------   ---------------------
($ 000's)                  March 31,    Dec 31,     March 31,   Dec 31,    March 31,    Dec 31,
                             2001        2001         2001       2001        2001        2001
                           --------------------    --------------------   ---------------------
Cash                       $ 1,254     $  (130)    $     59     $    19     $     -     $    -

Fixed assets, net            1,123         862          463         405         551        910

Total assets                 4,715       4,231        1,789       1,649         711      1,059

Total liabilities            2,304       2,329          575         772         174        158

External revenues           14,788       8,064        2,216       2,401          73        156

Cost of goods sold          12,973       5,912        1,561       1,363         186        178

Other income (expense)      (1,875)        (30)      (1,324)        (22)       (119)       (10)

Segment profit (loss)
before tax effect              (60)          8         (669)       (418)       (232)      (145)

NOTE 14 - DISCONTINUED OPERATIONS

Effective December 2000, the Company discontinued the operations of CoMar Foods, Inc. The following is a summary of the loss from discontinued operations resulting from the dissolution of this subsidiary for the years ended March 31, 2001, 2000 and 1999, including the tax effect attributable to the discontinued operations.

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   December 31, 2001, 2000 and March 31, 2001


NOTE 14 - DISCONTINUED OPERATIONS (Continued)

                                         For the Years Ended March 31,
                               -------------------------------------------------
                                    2001             2000              1999
                               -------------   --------------   ---------------
NET SALES                      $       -       $      613,439   $       826,059

EXPENSES
Cost of sales                          -              108,462           357,258
Depreciation expense                   9,742           37,491            32,306
Selling, general
and administrative                   134,573          504,628           664,229
                               -------------   --------------   ---------------
Total Expenses                       144,315          650,581         1,053,793
                               -------------   --------------   ---------------

LOSS BEFORE OTHER INCOME
(EXPENSES)                          (144,315)         (37,142)         (227,734)
                               -------------   --------------   ---------------

OTHER INCOME (EXPENSES)
Other income                           -                  181             1,000
Gain (loss) on
disposition of assets                  -               56,662            16,037
Interest expense                       -              (46,040)          (42,644)
                               -------------   --------------   ---------------
Total Other Income
 (Expenses)                            -              (10,803)          (25,607)
                               -------------   --------------   ---------------

NET LOSS BEFORE INCOME TAXES        (144,315)           -                 -

INCOME TAX (BENEFIT)                 (54,840)           -                 -
                               -------------   --------------   ---------------

LOSS FROM DISCONTINUED
OPERATIONS NET OF TAX EFFECT   $     (89,475)  $      (47,945)  $      (253,341)
                               =============   ==============   ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following selected financial data, as of, and for each of the comparable fiscal quarters and nine month periods ended December 31, have been extracted from the unaudited financial statements of the Company, a copy of which is included herein. All such data should be read only in conjunction with, and is qualified in their entirety by reference to, the Company's financial statements and accompanying notes.

                                     SELECTED FINANCIAL DATA
                          (Dollars in thousands, except per share data)

                                        AS OF AND FOR THE
                              THREE MONTH PERIOD ENDED DECEMBER 31,

INCOME STATEMENT

                                         Percentage                                       Percentage
                             2001       of Net Sales                       2000          of Net Sales
                             ----       ------------                       ----          ------------
REVENUE:                   $    3,362        100 %                    $     4,934             100 %

OPER. EXPENSES             $    3,715        111 %                    $     5,158             105 %

INCOME BEFORE
OTHER ITEMS                $     (354)       (11 %)                   $      (224)             (5 %)

OTHER INC (EXP)            $      (27)        (1 %)                   $       173               4 %

NET INCOME
BEFORE TAX                 $     (381)       (11 %)                   $       (51)             (1 %)

PROVISION FOR
INCOME TAX                 $      (10)                                $         0
                           ----------                                 -----------

NET INCOME                 $     (371)        (11 %)                  $       (51)             (1 %)

NET INCOME (LOSS)
PER SHARE (1)              $     (.02)                                $      (.00)

                                                AS OF AND FOR THE
                                      NINE MONTH PERIOD ENDED DECEMBER 31,

INCOME STATEMENT

                                         Percentage                                       Percentage
                             2001       of Net Sales                       2000          of Net Sales
                             ----       ------------                       ----          ------------
REVENUE:                   $   10,621        100 %                    $    14,145             100 %

OPER. EXPENSES             $   11,111        105 %                    $    14,766             104 %

INCOME BEFORE
OTHER ITEMS                $     (489)        (4 %)                   $      (621)             (4 %)

OTHER INC (EXP)            $      (62)        (1 %)                   $       140               1 %

NET INCOME
BEFORE TAX                 $     (551)        (5 %)                   $      (481)             (3 %)

PROVISION FOR
INCOME TAX                 $        4                                 $         0
                           ----------                                 -----------

NET INCOME                 $     (555)        (5 %)                   $      (481)             (3 %)

NET INCOME (LOSS)
PER SHARE (1)              $     (.04)                                $      (.04)

                                       DECEMBER 31, 2001        MARCH 31, 2001
                                     ---------------------      --------------
BALANCE SHEET:

TOTAL ASSETS:                            $      6,939             $      7,215

LONG-TERM OBLIGATIONS: (2)               $      1,545             $      1,550

TOTAL STOCKHOLDERS' EQUITY               $      3,681             $      4,162

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

Business Segments

Seafood Processing

Our core seafood packaging business, which is conducted through our Custom Pack subsidiary, provided 76% and 88% of revenues in each of the first nine months periods of the 2001 and 2000 fiscal years, respectively. The declining contribution of Custom Pack revenues as a percentage of total revenues is a function of increased revenue in our recreational fishing bait business segment as well as a decrease in volume of 34% at Custom Pack when comparing these two periods. An overall weakness in the shrimp market globally contributed to the lower volume. We believe that this weakness is a function of the generally slower economy in the U.S. as well as the effects of September 11 on consumers. We have seen a slight recovery in shrimp prices and demand, but can not predict the strength of such an improvement in the future.

Recreational Fishing Bait

Revenue growth from our Killer Bee Bait subsidiary is fundamentally strong, although our conversion to a "Point Of Sale" (POS) settlement with Wal Mart in September deflated recorded revenues in the Third Quarter. Killer Bee distributes to approximately 150 Wal Mart stores, and the conversion to POS had the effect of our buying back approximately one months inventory on hand at those stores. Despite this adjustment, sales for the first nine months through December 31 increased 51% from $1,589,739 in the nine months through December 31, 2000 to $2,401,105 this period. This has resulted primarily from the growth in outlets from our acquisition of Natural Bait Brokers in February. The POS system has greatly enhanced our efficiency and is a significant factor in the recorded reduction in operating overhead discussed below. We expect a continuing strong season for Killer Bee because of available inventory supplies. For the nine month period, Killer Bee accounted for 23% of total revenues.

Freshwater Shrimp Aquaculture

Revenues from our aquaculture division were $155,864 for the nine months ended December 31, 2001 compared to $68,125 for the same period last year. While this still represents only 1% of our total revenues, we continue to expect further contributions from this business segment in future periods because of the expanded interests of independent farmers to grow freshwater shrimp. Our hatchery in Ocean Springs, Mississippi, supplies independent and joint venture farms, and we are continuing our expansion in the current season. As an example, in February 2002 we entered into an agreement with AquaPro Corporation to supply shrimp for up to 300 acres of catfish ponds which AquaPro intends to convert to freshwater shrimp production this year.

Results of Operations

We reported a consolidated net loss from operations for the nine months ended December 31, 2001 of $555,391 compared to a net operating loss of $480,995 in the same period last year. The operations of our core business were marginally profitable despite the comparative decline of 34% in overall volume. Killer Bee reported a loss of $418,197 which was primarily due to POS adjustments described above which lead to a $234,450 loss during the last three months. Killer Bee recorded a loss of $566,476 during the nine months ending December 31, 2000. Our aquaculture business reported a loss of $145,096 from operations for the nine months period ending December 31, 2001.

Net Sales

Net sales primarily reflect the results of our core processing and packaging operations (76%) and our recreational bait segment (23%). The amount of core revenues recognized in any given year is a function of whether the products in that business segment are either: a) purchased, processed, and packaged by us, or b) processed and packaged for third parties on a consignment basis. In the first instance, revenues would be higher, reflecting the cost of the product, and in the latter case revenues would only reflect a processing charge. Gross margins are relatively unaffected by either scenario, but the reported net sales figures can be greatly affected. Core revenues are also affected by consumer spending patterns and by purchasing decisions by supermarkets.

Total net sales for the nine months ended December 31, 2001 decreased 25% as compared to the nine months ended December 31, 2000 from $14,144,961 to $10,621,367. The decrease was related to a decrease in product sales and processing sales in our core business segment, which were a function of the weak shrimp markets during the year. Sales of product at Custom Pack declined 34% when comparing the nine months of 2000 to 2001, and this is in line with commodity price declines of up to 40% which occurred during the 2001 time period.

Sales from Killer Bee increased 51% from $1,589,739 to $2,401,105 in comparing the respective nine month periods ending December 31. Killer Bee has expanded its number of corporate and independent accounts to over 700 in number, primarily with the addition of 83 Wal Mart and other locations as part of our acquisition of Natural Bait Brokers in February, 2001.

Expenses

Cost of sales includes processing and packaging costs, including plant labor, in-bound and out-bound freight, and the raw material (seafood) costs where the products are processed for our own account. Where processing is done for third-party accounts, the raw material (seafood) costs are not carried on the Company's books. Approximately 12% of net sales in the core business segment is reflected in processing for third parties, in which case we charge a processing fee and do not maintain any inventory level of product for our own account.

The decrease in cost of sales from $11,149,150 to $7,453,409 (a 33% decrease in the nine month comparable periods) reflects the lower costs of product in the core segment. However, overall gross profit increased from $2,995,811 to $3,167,958 as a result of increased sales with higher margins available from our Killer Bee operations.

Selling, general and administrative expenses decreased by $103,084 (3%) in comparing the nine-month periods ending December 31, 2001 and 2000. Although we initially added overhead expenses in conjunction with Killer Bee's acquisition of the Natural Bait customers, we were ultimately able to reduce expenses later in the year through consolidation and efficiencies brought about by the POS conversion with Wal Mart.

Working Capital

As we continue to execute our business plans for both Killer Bee and for our aquaculture division, working capital requirements are expected to reflect greater demands from those areas. Beginning with the acquisition of Killer Bee, Inc. in 1999 we began packaging and distributing frozen bait products for the recreational fishing industry. The nature of this business segment requires that we acquire, process, and have available for distribution an adequate supply of product in inventory. As this business expands, our relative levels of inventory will also expand. Additionally, the core business segment, which had not required significant levels of inventory, has found it necessary to purchase products in advance in order to fulfill customer needs. As a result, Custom Pack inventories have shown an increase from $382,670 at December 31, 2000 to $1,161,849 at December 31, 2001. Killer Bee inventories registered an increase from $520,292 to $560,635 in a similar comparison.

Similarly, sales in the core business segment are generally settled at the time of wholesale delivery, so that accounts receivable have customarily been maintained at relatively low levels. However, Custom Pack has experienced an increase in accounts receivable in line with the overall market weakness. Killer Bee experienced an increase in sales of 51%, and levels of accounts receivable rose from $156,415 to $234,719 (50%) from December 31, 2000 to 2001.

As of December 31, 2001 we reported negative cash reserves of ($111,132). The company maintains a $1,000,000 line of credit with a bank for working capital purposes. We had borrowings of $76,000 under this line on that date.

Seasonality

Because of the availability of seafood throughout the world markets, there is only a modest seasonal factor for our core business volume as measured in pounds. Typically, our operating activities increase slightly during the spring and fall domestic shrimp harvesting seasons, depending on the abundance of the crop that is found in the wild. The revenues of Killer Bee demonstrate seasonality that reflects the higher recreational fishing activities in the warmer months of the year from April through September. We expect that approximately two-thirds of Killer Bee's annual revenues will be recognized during this period of time. Future revenues of the aquaculture division will reflect the sale of juveniles in the first quarter and a seasonal harvest of product, which is recognized in the second and third quarters of our fiscal year or at the time of product sale when product is carried in inventory.

Commodity Prices

Our business does not maintain large inventory levels of commodity seafood that would be affected by rapid increases or decreases in commodity seafood prices (primarily shrimp prices). However, our customers often maintain larger inventory supplies. In commodity markets where prices rise or fall rapidly, the demand for our processing and packaging services can be affected by the inventory decisions of our customers. Between the market peak in March 2000 to a low point in October 2001, a weighted average price for shrimp of all sizes declined 40% over the 19 month period. Our company experienced a slow down in processing volume over the same period, but because our charges are based on a fixed price per pound (rather than a percentage of the commodity price) we were impacted to a much lesser degree of magnitude on this business.

Inflation

Our business is not significantly affected by inflation on the cost side. We anticipate that any increased costs can be passed on to our customers.

New Products and Services

Killer Bee has introduced several non-bait products and shelf stable (non-frozen) bait products into distribution to the fishing industry on a trial basis. The products include a motion sickness relief band, designer logo apparel, on-package advertising, and other fishing products. Through December 31, 2001 the revenues from these test products have not had a significant impact on operations.

Cash Flow

Our operations have generated operating losses in the past, which had been anticipated and had been funded from financing activities. We expect that profits will provide a source of funds in the future to help offset the need for working capital that will be occasioned by growth.

Operating Activities

Our Consolidated Statement of Cash Flows reported $1,266,096 in funds used by operating activities in the nine months ended December 31, 2001 compared to $30,715 used in operating activities in the December 31, 2000 period. The primary factors involved increases in both accounts receivable and inventory that exceeded the increase in accounts payable. The operating loss used $555,391 in funds, while Depreciation and Amortization provided $434,170.

Investing Activities

Net investing activities in the nine months ended December 31, 2001 consumed $444,451 in funds compared to $409,231 in funds used in the December 31, 2000 period. The activities included property and equipment additions to our aquaculture facilities.

Financing Activities

Our financing activities included receipt of $50,000 in proceeds from the sale of common stock plus additional note borrowings of $92,338. These receipts matched payments on notes and leases of $109,496. We also have a balance of $252,846 in insurance proceeds that will be used to rebuild assets lost in a March 30, 2001 fire. The conversion of outstanding preferred stock to common stock, which took place in June, had no effect on cash flows.

Subsequent Events

In February 2002 we entered into a joint venture agreement with AquaPro Corporation to grow freshwater shrimp in up to 300 acres of ponds that are owned and operated by AquaPro in the State of Mississippi.

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

(a) None
(b) None
(c) None
(d) Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

In February 2002 Mr. William Schofield tendered his resignation from our Board of Directors. Mr. Schofield resigned for personal reasons. The company will be seeking to fill this vacancy with another independent, outside director.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed as part of this report
         None

(b)      Reports on Form 8-K
         None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


February 12, 2002                     GLOBAL SEAFOOD TECHNOLOGIES, INC.




                                       By: /s/ Brent Gutierrez
                                           -------------------------------------
                                           Brent Gutierrez,
                                           President and Chief Executive Officer