Form 10KSB/A
period 2001-03-31
GLOBAL SEAFOOD TECHNOLOGIES INC
filed 2002-03-21
CIK 1080533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  Form 10-KSB/A


                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2001

                         Commission File Number 0-28495

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                        ---------------------------------
                 (Name of small business issuer in its charter)


        Nevada                                                   93-1219887
--------------------------------                             ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


555 Bayview Avenue
Biloxi, Mississippi                                            39530
----------------------------------------                     ----------
(Address of principal executive offices)                     (zip code)


Issuer's telephone number:          (228) 435-3632
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

                                SELECTED FINANCIAL DATA
                     (Dollars in thousands, except per share data)
                           AS OF AND FOR THE YEARS ENDED MARCH 31

                      Audited     Percentage           Audited      Percentage
                      3/31/00     of Net Sales         3/31/01     of Net Sales
                                                       Restated
INCOME STATEMENT


REVENUE:              $  13,592       100.00            $ 17,076       100.00

COST OF SALES:        $  10,359        76.21            $ 14,719        86.20

GROSS MARGIN:         $   3,233        23.79            $  2,357        13.80

OPER. EXPENSES        $   3,370        24.80            $  3,244        19.00

INCOME BEFORE
OTHER ITEMS           $    (137)       (1.01)           $   (887)       (5.20)

OTHER INC (EXP)       $    (851)       (6.26)           $    134         0.79

NET INCOME
BEFORE TAX            $    (988)       (7.27)           $   (753)       (4.41)

INCOME TAX
EXPENSE (BENEFIT)     $       0         0.00            $   (357)        2.09

NET LOSS FROM
DISCONTINUED
OPERATIONS            $     (48)       (0.35)           $    (89)       (0.52)
                      -------------------------------------------------------
NET INCOME            $  (1,036)       (7.62)           $   (485)       (2.84)

NET INCOME (LOSS)
PER SHARE (1)
Continuing Operations               $  (0.08)                         $ (0.03)

Discontinued Operations             $  (0.00)                         $ (0.01)


                                      Audited                  Audited
                                      3/31/00                  3/31/01
                                                               Restated
BALANCE SHEET:

TOTAL ASSETS:                       $    5,485                 $ 7,424

LONG-TERM
OBLIGATIONS:(2)                     $    1,688                 $ 1,550

TOTAL STOCKHOLDERS' EQUITY          $    3,605                 $ 4,370


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

Net Income


We have reported a net loss of ($485,131) for this fiscal year, or ($0.04) per share, compared to a net loss of ($1,036,093) or ($0.08) per share for last year. The losses include $89,475 and $47,945, respectively, for the 2000 and 2001 fiscal years for discontinued operations. For the 2001 year, this added ($0.01) to the reported net loss per share.

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

Operating Activities


The Company's Consolidated Statement of Cash Flows reported $236,405 in funds used in operating activities in the March 31, 2001 fiscal year. $77,939 was used in operating activities from continued operations, where depreciation provided $317,717 against a $395,656 operating loss. Discontinued operations used $79,733 in funds, which included $9,742 in depreciation. Net changes in working capital accounts used $78,733.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


                                                                     Years of
                                                                  Service with
Name                      Age         Position                       Company
----                      ---         --------                       -------
Brent Gutierrez           39          Director, Chief Executive          13
                                      Officer, President, Chief
                                      Financial Officer

Clayton F. Gutierrez      36          Director, Senior Vice              13
                                      President and Secretary

Frank C. Gutierrez        66          Director                           13

Anita K. Gutierrez        60          Director, Treasurer                13

William Schofield         65          Former Director                     2

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


Mr. Schofield was elected to the Board of Directors of the Company in April 1999. He is Chairman and Chief Executive Officer of Finicky Pet Foods, Inc. and
W. F Schofield, Inc., engaged in pet food raw materials brokerage. In February 2002, Mr. Schofield tendered his resignation from the Company's Board of Directors.


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

Exhibits:  Financial Statements


Restated Audited Fiscal Year End March 31, 2001 and 2000


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


         7.       Notes to Financial Statements                        F-12-28

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  March 15, 2002                  GLOBAL SEAFOOD TECHNOLOGIES, INC.





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

SIGNATURE                          NAME AND TITLE                     DATE
---------                          --------------                     ----

/s/ Brent Gutierrez          Brent Gutierrez, Chairman of        March 15, 2002
--------------------------   the Board, President, CEO, CFO
Brent Gutierrez

/s/ Clayton F. Gutierrez     Clayton F. Gutierrez, Director      March 15, 2002
--------------------------   Senior V.P., Secretary
Clayton F. Gutierrez


/s/ Anita K. Gutierrez       Anita K. Gutierrez, Director,       March 15, 2002
--------------------------   Treasurer
Anita K. Gutierrez


/s/ Frank C. Gutierrez       Frank C. Gutierrez, Director        March 15, 2002
--------------------------
Frank C. Gutierrez


                             William Schofield, Director         March 15, 2002
--------------------------
William Schofield


/s/ Lance McNeill            Lance McNeill, Director             March 15, 2002
--------------------------
Lance McNeill

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                   RESTATED CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2001 and 2000

                                 C O N T E N T S


Independent Auditors' Report............................................. 3

Consolidated Balance Sheets ............................................. 4

Consolidated Statements of Operations ................................... 6

Consolidated Statements of Stockholders' Equity ......................... 8

Consolidated Statements of Cash Flows................................... 10

Notes to the Consolidated Financial Statements...........................12

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

As discussed in Note 16 to the consolidated financial statements, certain errors were discovered regarding the depreciation of fixed assets which resulted in understatements of the assets and equity as well as overstating the net loss for the year ended March 31, 2001.



HJ & Associates, LLC
Salt Lake City, Utah
May 25, 2001, except Note 16 which is March 11, 2002

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                     ASSETS

                                                                                          March 31,
                                                                         ---------------------------------------
                                                                                 2001                 2000
                                                                         -----------------     -----------------
                                                                              (Restated)
CURRENT ASSETS

   Cash and cash equivalents (Note 1)                                    $       1,313,729     $       1,303,120
   Accounts receivable - net (Note 1)                                            1,719,136               851,718
   Accounts receivable, related parties - net (Note 1)                             299,918               350,451
   Income taxes receivable (Note 8)                                                 23,493                46,111
   Prepaid expenses                                                                 -                      1,827
   Inventories (Note 1)                                                            865,003               641,708
   Deferred tax asset, current (Note 8)                                                  -                 2,300
                                                                         -----------------     -----------------

     Total  Current Assets                                                       4,221,279             3,197,235
                                                                         -----------------     -----------------

PROPERTY AND EQUIPMENT - NET (Notes 1 and 2)                                     2,345,716             2,263,051
                                                                         -----------------     -----------------

OTHER ASSETS

   Goodwill (Note 1)                                                               273,000                -
   Deferred tax asset (Note 8)                                                     426,700                12,300
   Assets recoverable under insurance policy (Note 2)                              147,896                -
   Deposits                                                                          8,957                12,228
                                                                         -----------------     -----------------

     Total Other Assets                                                            856,553                24,528
                                                                         -----------------     -----------------

     TOTAL ASSETS                                                        $       7,423,548     $       5,484,814
                                                                         =================     =================


              The accompanying notes are an integral part of these consolidated financial statements

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                          March 31,
                                                                         ---------------------------------------
                                                                                 2001                 2000
                                                                         -----------------     -----------------
                                                                              (Restated)
CURRENT LIABILITIES

  Accounts payable - trade                                               $       1,346,557     $          49,288
  Accrued expenses                                                                  43,382                29,049
  Notes payable, current portion (Note 3)                                          199,144               199,647
  Notes payable to related parties (Note 4)                                        113,500               113,500
  Obligations under capital leases, current portion (Note 6)                        20,880                31,270
                                                                         -----------------     -----------------

     Total Current Liabilities                                                   1,723,463               422,754
                                                                         -----------------     -----------------

LONG-TERM LIABILITIES

  Notes payable (Note 3)                                                         1,296,405             1,402,584
  Obligations under capital leases (Note 6)                                         33,367                54,261
                                                                         -----------------     -----------------

     Total Long-Term Liabilities                                                 1,329,772             1,456,845
                                                                         -----------------     -----------------

     Total Liabilities                                                           3,053,235             1,879,599
                                                                         -----------------     -----------------

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY

  Preferred stock: 25,000,000 shares authorized
   of $0.001 par value, 200,000 and 200,000 shares
   issued and outstanding, respectively                                                200                   200
  Common stock: 50,000,000 shares authorized
   of $0.001 par value, 14,233,861 and 13,124,046
   shares issued and outstanding, respectively                                      14,234                13,124
  Additional paid-in capital                                                     5,628,515             4,411,285
  Prepaid non-compete agreement (Note 1)                                           (79,723)             (111,612)
  Subscription receivable                                                          (46,486)              (46,486)
  Retained earnings (deficit)                                                   (1,146,427)             (661,296)
                                                                         -----------------     -----------------

     Total Stockholders' Equity                                                  4,370,313             3,605,215
                                                                         -----------------     -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $       7,423,548     $       5,484,814
                                                                         =================     =================

              The accompanying notes are an integral part of these consolidated financial statements

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations


                                                                        For the Years Ended March 31,
                                                        ----------------------------------------------------------
                                                                2001               2000                1999
                                                        ------------------  ------------------  ------------------
                                                             (Restated)
NET SALES                                               $       17,075,981  $       13,592,163  $       13,015,000

EXPENSES

  Cost of sales                                                 14,719,345          10,358,681          11,345,111
  Non-complete covenant                                             31,889              31,888              32,800
  Depreciation expense                                             317,717             374,278             318,333
  Bad debt expense                                                  23,310                  -               -
  Selling, general and administrative                            2,870,998           2,964,148           1,008,696
                                                        ------------------  ------------------  ------------------

     Total Expenses                                             17,963,259          13,728,995          12,704,940
                                                        ------------------  ------------------  ------------------

INCOME (LOSS) BEFORE OTHER
 INCOME (EXPENSES)                                                (887,278)           (136,832)            310,060
                                                        ------------------  ------------------  ------------------

OTHER INCOME (EXPENSES)

  Other income                                                     246,330              61,028              65,822
  Interest income                                                   40,817              27,658               5,482
  Gain (loss) on disposition of assets                               -                 (48,338)              9,289
  Asset impairment loss (Note 2)                                     -                (775,000)              -
  Interest expense                                                (152,785)           (116,664)            (99,096)
                                                        ------------------  ------------------  ------------------

     Total Other Income (Expenses)                                 134,362            (851,316)            (18,503)
                                                        ------------------  ------------------  ------------------

NET INCOME (LOSS) FROM CONTINUING
 OPERATIONS BEFORE INCOME TAXES
 AND DISCONTINUED OPERATIONS                                      (752,916)           (988,148)            291,557

INCOME TAX EXPENSE (BENEFIT)
 (Note 8)                                                         (357,260)                 -                9,616

LOSS FROM DISCONTINUED OPERATIONS
 NET OF TAX EFFECT (Note 14)                                       (89,475)            (47,945)           (253,341)
                                                        ------------------  ------------------  ------------------

NET INCOME (LOSS)                                       $         (485,131) $       (1,036,093) $           28,600
                                                        ==================  ==================  ==================

              The accompanying notes are an integral part of these consolidated financial statements

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                                        For the Years Ended March 31,
                                                        ----------------------------------------------------------
                                                                2001               2000                1999
                                                        ------------------  ------------------  ------------------
                                                             (Restated)
BASIC EARNINGS (LOSS) PER SHARE

   Continuing operations                                $            (0.03) $            (0.08) $             0.02
   Discontinued operations                                           (0.01)              (0.00)              (0.02)
                                                        ------------------  ------------------  ------------------

     Basic Earnings (Loss) Per Share                    $            (0.04) $            (0.08) $             0.00
                                                        ==================  ==================  ==================

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                             13,281,970          12,633,545          11,628,082
                                                        ==================  ==================  ==================

FULLY DILUTED EARNINGS (LOSS)
 PER SHARE

   Continuing operations                                $            (0.03) $            (0.08) $             0.02
   Discontinued operations                                           (0.01)              (0.00)              (0.02)
                                                        ------------------  ------------------  ------------------

     Fully Diluted Earnings (Loss) Per Share            $            (0.04) $            (0.08) $             0.00
                                                        ==================  ==================  ==================

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                             13,281,970          12,633,545          11,824,148
                                                        ==================  ==================  ==================

              The accompanying notes are an integral part of these consolidated financial statements

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity (Restated)



                                           Preferred Stock          Common Stock         Additional                  Retained
                                        -------------------   ------------------------    Paid-in    Subscription    Earnings
                                          Shares     Amount      Shares       Amount      Capital     Receivable     (Deficit)
                                        ---------  --------   -----------  -----------  ------------  ----------    -------------
Balance, March 31, 1998                    20,000  $     20    11,628,082  $    11,628  $  1,189,376  $        -    $     346,197

Preferred stock issued for cash            10,000        10             -            -        99,990           -                -

Common stock issued for prepaid
 consulting services                            -         -        50,000           50        77,950           -                -

Net income for the year ended
 March 31, 1999                                 -         -             -            -             -           -           28,600
                                        ---------  --------  ------------  -----------  ------------  ----------    -------------

Balance, March 31, 1999                    30,000        30    11,678,082       11,678     1,367,316           -          374,797

Common stock issued for cash                    -         -       846,600          847       523,238     (46,486)               -

Common stock issued as prepaid
 non-compete agreement                          -         -       114,800          115       143,385           -                -

Common stock issued for services                -         -        32,000           32        39,968           -                -

Conversion of preferred shares
 to common                                (30,000)      (30)      300,000          300          (270)          -                -

Common stock issued to purchase
 Killer Bee, Inc. (Note 1)                      -         -       152,564          152       237,848           -                -

Preferred stock issued for cash           200,000       200             -            -     1,999,800           -                -

Additional capital contributed (Note 11)        -         -             -            -       100,000           -                -

Net loss for the year ended
 March 31, 2000                                 -         -             -            -             -           -       (1,036,093)
                                        ---------  --------  ------------  -----------  ------------  ----------    -------------

Balance, March 31, 2000                   200,000  $    200    13,124,046  $    13,124  $  4,411,285  $  (46,486)   $    (661,296)
                                        ---------  --------  ------------  -----------  ------------  ----------    -------------

              The accompanying notes are an integral part of these consolidated financial statements

                                      GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                                 Consolidated Statements of Stockholders' Equity (Continued)
                                                          (Restated)



                                           Preferred Stock          Common Stock         Additional                  Retained
                                        -------------------   ------------------------    Paid-in    Subscription    Earnings
                                          Shares     Amount      Shares       Amount      Capital     Receivable     (Deficit)
                                        ---------  --------   -----------  -----------  ------------  ----------    -------------
Balance, March 31, 2000                   200,000  $    200    13,124,046  $    13,124  $  4,411,285  $  (46,486)   $    (661,296)

Common stock issued in conversion
 of debt at $0.62 per share                     -         -       109,815          110        82,230           -                -

Common stock issued upon conversion
 of warrants at $1.00 per share                 -         -     1,000,000        1,000       999,000           -                -

Additional cost of Natural Bait Brokers,
 Inc. assets through granting of warrants       -         -             -            -       136,000           -                -

Net loss for the year ended
 March 31, 2001                                 -         -             -            -             -           -         (485,131)
                                        ---------  --------   -----------  -----------  ------------  ----------    -------------

Balance, March 31, 2001                   200,000  $    200    14,233,861  $    14,234  $  5,628,515  $  (46,486)   $  (1,146,427)
                                        =========  ========   ===========  ===========  ============  ==========    =============


                       The accompanying notes are an integral part of these consolidated financial statements

                                    GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                                           Consolidated Statements of Cash Flows


                                                                               For the Years Ended March 31,
                                                               ----------------------------------------------------------
                                                                        2001               2000               1999
                                                               -------------------  -----------------   -----------------
                                                                     (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Continued operations:
   Net income (loss)                                            $         (395,656) $        (988,148)  $         281,941
   Adjustments to reconcile net income (loss) to
     net cash provided (used) by operating activities:
   Depreciation                                                            317,717            374,278             318,333
     (Gain) loss on sale of assets                                               -             48,338              (9,289)
   Asset impairment loss                                                         -            775,000                   -
   Common stock issued for services                                              -             40,000                   -
Discontinued operations:
   Net loss                                                                (89,475)           (47,945)           (253,341)
   Depreciation and amortization                                             9,742             37,491              32,306
   (Gain) loss on sale of assets                                                 -            (56,662)            (16,037)
   Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable and
     accounts receivable - related                                        (816,885)          (571,151)           (196,824)
   (Increase) decrease in taxes receivable                                  22,618                  -              (7,539)
   (Increase) decrease in inventories                                     (223,295)          (217,569)            153,655
   (Increase) decrease in prepaid expenses                                  33,716            108,061               6,045
   (Increase) decrease in deposits                                           3,271             (1,084)             (8,055)
   (Increase) decrease in deferred tax assets                             (412,100)                 -             (14,600)
   Increase (decrease) in accounts payable and
     accounts payable - related                                          1,299,609           (712,170)            423,841
   Increase (decrease) in taxes payable                                          -               (918)            (16,226)
   Increase (decrease) in accrued expenses                                  14,333              1,864              (8,638)
                                                                ------------------  -----------------   -----------------

Net Cash Provided (Used) by Operating Activities                          (236,405)        (1,210,615)            685,572
                                                                ------------------  -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Goodwill acquired                                                      (137,000)                 -                   -
   Sale of property and equipment                                                -            170,421              31,000
   Purchase of property and equipment                                     (415,731)          (823,023)           (475,333)
                                                                ------------------  -----------------   -----------------

       Net Cash Used in Investing Activities                              (552,731)          (652,602)           (444,333)
                                                                ------------------  -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Additional capital contributed                                                 -            100,000                   -
  Proceeds from sale of preferred and common stock                       1,000,000          2,477,599             100,000
  Payments on notes payable and leases payable                            (200,255)          (234,980)           (956,152)
  Proceeds of notes payable and leases payable                                   -             80,000           1,320,000
                                                                ------------------  -----------------   -----------------

       Net Cash Provided (Used) by Financing Activities         $          799,745  $       2,422,619   $         463,848
                                                                ------------------  -----------------   -----------------

              The accompanying notes are an integral part of these consolidated financial statements

                                              GLOBAL SEAFOOD TECHNOLOGIES, INC.
                                      Consolidated Statements of Cash Flows (Continued)


                                                                              For the Years Ended March 31,
                                                                ---------------------------------------------------------
                                                                       2001                2000               1999
                                                                ------------------  -----------------   -----------------
                                                                     (Restated)
NET INCREASE (DECREASE) IN CASH                                 $           10,609  $         559,402   $         705,087

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                                                       1,303,120            743,718              38,631
                                                                ------------------  -----------------   -----------------

CASH AND CASH EQUIVALENTS AT
 END OF YEAR                                                    $        1,313,729  $       1,303,120   $         743,718
                                                                ==================  =================   =================

SUPPLEMENTAL CASH FLOW INFORMATION

   Cash paid for:

     Interest                                                   $          150,096  $         162,704   $         141,740
     Income taxes                                               $                -  $             918   $          27,126

NON CASH FINANCING ACTIVITIES

   Property and equipment purchased under capital leases        $                   $           3,665   $         118,860

   Property and equipment purchased under notes payable         $          142,289  $              -    $               -

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

              On October 1, 1997, the Company completed an Agreement and Plan of Reorganization whereby GST issued 422,492 shares of its common stock valued at $933,707, paid $300,000 in cash and assumed liabilities of $266,293 for a total of $1,500,000 in exchange for all of the outstanding common stock of CoMar Foods, Inc. (CoMar). The acquisition was accounted for as a purchase. The 422,492 shares issued were valued at $933,707 or $2.21 per share. The $2.21 per share amount was determined based upon the market price of the 422,492 shares issued over a reasonable period of time before and after the Agreement and Plan of Reorganization was reached, which approximated the fair market value of the assets and liabilities acquired through the purchase. CoMar=s operations were discontinued during the year ended March 31, 2001 and in December 2000, CoMar was dissolved (see Note 14).

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

              c.  Cash and Cash Equivalents

              Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition. The Company=s cash accounts at its banks are insured by the FDIC up to $100,000. The amount in excess of the insured limits at March 31, 2001 and 2000 was $1,075,127 and $929,026,
              respectively.

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

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          March 31, 2001, 2000 and 1999


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              d.  Basic and Fully Diluted Earnings Per Share (Continued)

              Basic Earnings (Loss) Per Share

                                                                            For the Years Ended
                                                                                 March 31,
                                                        ----------------------------------------------------------
                                                               2001                2000                 1999
                                                        ------------------  ------------------  ------------------
              Income (loss) - numerator                 $         (485,131) $       (1,036,093) $           28,600

              Shares - denominator                              13,281,970          12,633,545          11,628,082
                                                        ------------------  ------------------  ------------------

              Per  share amount                         $            (0.04) $            (0.08) $             0.00
                                                        ==================  ==================  ==================
              Fully Diluted Earnings (Loss) Per Share

                                                                            For the Years Ended
                                                                                 March 31,
                                                        ----------------------------------------------------------
                                                               2001                2000                 1999
                                                        ------------------  ------------------  ------------------
              Income (loss) - numerator                 $         (485,131) $       (1,036,093) $           28,600

              Shares - denominator                              13,281,970          12,633,545          11,824,148
                                                        ------------------  ------------------  ------------------

              Per  share amount                         $            (0.04) $            (0.08) $             0.00
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

              p. Stock Options and Warrants

              The Company applies Accounting Principles Board (AAPB@) 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for all stock option plans. Under APB 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          March 31, 2001, 2000 and 1999


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              p. Stock Options and Warrants (Continued)

              FASB Statement 123, "Accounting for Stock-Based Compensation" (ASFAS No. 123"), requires the Company to provide proforma information regarding net income (loss) and net income (loss) per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes options pricing model using the following assumptions. The U.S. Treasury rate for the period equal to the expected life of the options was used as the risk-free interest rate. The expected life of the options is 5 to 10 years. The volatility used was1.2486% based upon the historical price per share of shares sold. There are no expected dividends.

              Under the accounting provisions of SFAS 123, the Company's net income (loss) would have been unchanged for the years ended March 31, 2001, 2000 and 1999. However, additional goodwill of $136,000 was recorded for warrants granted during the year ended March 31, 2001 pursuant to SFAS 123.

NOTE 2 -      PROPERTY AND EQUIPMENT

              Property and equipment at March 31, 2001 and 2000 consisted of the following:

                                                                                             March 31,
                                                                               ------------------------------------
                                                                                     2001                2000
                                                                               ----------------    ----------------
                      Land                                                     $        105,717  $          102,926
                      Buildings and improvements                                      1,276,505           1,373,324
                      Furniture and fixtures                                              8,098              29,319
                      Machinery and equipment                                         3,322,471           3,096,515
                      Vehicles                                                           20,600              27,820
                      Water well                                                        121,441             121,441
                                                                               ----------------    ----------------

                           Total                                                      4,854,832           4,751,345

                           Less accumulated depreciation                             (2,509,116)         (2,488,294)
                                                                               ----------------    ----------------

                           Property and equipment - net                        $      2,345,716   $       2,263,051
                                                                               ================   =================

              Depreciation expense for the years ended March 31, 2001, 2000 and 1999 was $317,717, $411,769 and $350,639, respectively.

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

              The assets affected by the fire are being separately disclosed as "Assets Recoverable Under Insurance Policy" until the assets are reconstructed and/or replaced. The following summarizes the assets destroyed:

                                                  Original           Accumulated              Net
              Description                           Cost            Depreciation          Book Value
              -----------                     -----------------  ------------------  ------------------
              Building and improvements       $         187,520  $          (63,628) $         123,892

              Furniture and fixtures                     14,082             (13,725)               357

              Machinery and equipment                   204,777            (181,130)            23,647
                                              -----------------  ------------------  -----------------

                         Totals               $         406,379  $         (258,483) $         147,896
                                              =================  ==================  =================

NOTE 3 -      NOTES PAYABLE

              Notes payable at March 31, 2001 and 2000 consisted of the following:

                                                                                                March 31,
                                                                                     -------------------------------
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


               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          March 31, 2001, 2000 and 1999

NOTE 3 -      NOTES PAYABLE (Continued)
                                                                                                March 31,
                                                                                     -------------------------------
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
                                                                                     ==============  ===============

              Maturities of long-term debt are as follows:

                       Year Ending
                         March 31,                            Amount
                     ---------------                    -----------------

                           2002                          $        199,144
                           2003                                   217,880
                           2004                                   918,490
                           2005                                    52,744
                           2006                                    17,443
                           2007 and thereafter                     89,848
                                                         ----------------

                               Total                     $      1,495,549
                                                         ================

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          March 31, 2001, 2000 and 1999


NOTE 4 -      NOTES PAYABLE - RELATED PARTIES

                                                                                              March 31,
                                                                                     -------------------------------
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

              Obligations under capital leases at March 31, 2001 and 2000 consisted of the following:

                                                                                               March 31,
                                                                                     ------------------------------
                                                                                           2001           2000
                                                                                     --------------  --------------
                      Total                                                          $       54,247  $       85,531
                      Less: current portion                                                 (20,880)        (31,270)
                                                                                     --------------  --------------

                      Long-term portion                                              $       33,367  $       54,261
                                                                                     ==============  ==============

              The future minimum lease payments under these capital leases and the net present value of the future minimum lease payments are as follows:
                        Year Ending
                         March 31,                                                                       Amount
                      --------------                                                                 --------------
                           2002                                                                      $       27,078
                           2003                                                                              26,054
                           2004                                                                               9,789
                           2005                                                                                   -
                           2006                                                                                   -
                           2007 and thereafter                                                                    -
                                                                                                     --------------

                      Total future minimum lease payments                                                    62,921

                      Less, amount representing interest                                                     (8,674)
                                                                                                     --------------

                      Present value of future minimum lease payments                                 $       54,247
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

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          March 31, 2001, 2000 and 1999

NOTE 8 -      INCOME TAXES (Continued)

              Income tax accounts as of March 31, 2001 and 2000 are detailed in the following summary:

                                                                                            March 31,
                                                                              -------------------------------------
                                                                                     2001               2000
                                                                              -----------------   -----------------
              Deferred income tax asset                                       $         426,700   $          14,600

              Non-current deferred income taxes                                        (426,700)            (12,300)
                                                                              -----------------   -----------------

              Current deferred income tax asset                               $               -   $           2,300
                                                                              =================   =================


              Provision for income taxes for the years ended March 31, 2001,
              2000 and 1999 consisted of the following:
                                                                                  March 31,
                                                            ------------------------------------------------------
                                                                 2001                2000               1999
                                                            ---------------    ----------------   ----------------
                  Current:
                           Federal income taxes             $            -     $             -    $         19,376
                           State income taxes                            -                   -               4,840

                  Deferred:
                           Federal and state income
                            taxes                                  (412,100)                  -            (14,600)
                                                            ---------------    ----------------   ----------------

                  Total provision for income taxes          $      (412,100)   $              -   $          9,616
                                                            ===============    ================   ================

              As of March 31, 2001 and 2000, the Company overpaid its federal income taxes by $23,493 and $46,111, respectively.

              As of March 31, 2001 and 2000, a deferred tax asset of $426,700 and $14,600 was recognized and recorded.

              A reconciliation of income taxes at the federal statutory rate to the effective tax rate is as follows:

                                                                   2001               2000              1999
                                                            ---------------    ----------------   ----------------
              Income taxes computed at the
               federal statutory rate                       $      (427,777)   $             -    $         24,216
              Non-deductible allowance for
               bad debts                                                 -                    -             (2,300)
              Other non-deductible items                              7,387                  -                   -
              Accelerated depreciation expense                        8,290                   -            (12,300)
                                                            ---------------    ----------------   ----------------

              Income Tax Expense (Benefit)                  $      (412,100)   $              -   $          9,616
                                                            ===============    ================   ================

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

              Leases

              The Company has entered into several non-cancelable leases, accounted for as operating leases, of certain machinery and equipment used in operations. The minimum future payments required under the operating leases are as follows:

                    Year Ending
                     March 31,                                   Amount
                    ------------                          ------------------
                       2002                               $           10,894
                       2003                                           10,894
                       2004                                            5,147
                       2005                                                -
                       2006                                                -
                       2007 and thereafter                                 -
                                                          ------------------

                            Total                         $           26,935
                                                          ==================

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          March 31, 2001, 2000 and 1999


NOTE 10 -     WARRANTS OUTSTANDING

              During April 1999, the Company granted warrants to an investor to purchase 2,000,000 shares of the Company=s common stock at $1.00 per share, which was the prevailing market value for the shares at the time of issuance. The warrants were exercisable until July 15, 2001. During the year ended March 31, 2001, the Board of Directors of the Company agreed to extend the expiration date of the warrants to July 15, 2009. These warrants were revalued pursuant to the Black-Scholes pricing model which resulted in no additional expense being recorded for the year ended March 31, 2001 in accordance with SFAS 123.

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

              A summary of the status of the Company's stock warrants as of March 31, 2001 and changes during the year ended March 31, 2001 is presented below:

                                                                                    Weighted          Weighted
                                                                                     Average          Average
                                                                                    Exercise         Grant Date
                                                               Warrants               Price           Fair Value
                                                          ------------------  ------------------   ----------------
               Outstanding, March 31, 2000                         4,500,000  $             1.19   $           0.00

                    Granted                                        2,000,000                1.12               0.07
                    Exercised                                     (1,000,000)              (1.00)              0.00
                    Expired/canceled                                       -                   -                  -
                                                          ------------------  ------------------   ----------------

               Outstanding, March 31, 2001                         5,500,000  $             1.20   $           0.01
                                                          ==================  ==================   ================

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

              A summary of the status of the Company's stock options as of March 31, 2001 and changes during the year ended March 31, 2001 is presented below:

                                                                                    Weighted         Weighted
                                                                                     Average           Average
                                                                                   Exercise          Grant Date
                                                                Options               Price           Fair Value
                                                           -----------------  ------------------   ----------------
               Outstanding, March 31, 2000                                -   $               -    $              -
                    Granted                                        1,295,000                1.01               0.00
                    Exercised                                              -                   -                  -
                    Expired/canceled                                       -                   -                  -
                                                           -----------------  ------------------   ----------------

               Outstanding, March 31, 2001                         1,295,000  $             1.01   $           0.00
                                                           =================  ==================   ================

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

              Financial information as of and for the year ended March 31, 2001 with respect to the reportable segments is as follows:

                                                                                      Fishing          Freshwater
                                                                  Seafood               Bait              Shrimp
                                                              --------------       -------------      -------------
               Cash                                           $    1,254,466       $      59,263      $           -

               Fixed assets, net                                   1,331,402             463,345            550,969

               Total assets                                        4,923,668           1,789,108            710,772

               Total liabilities                                   2,303,814             575,227            174,194

               External revenues                                  14,787,501           2,215,887             72,593

               Cost of goods sold                                 12,972,760           1,560,747            185,838

               Other income (expense)                             (1,875,019)         (1,323,923)          (118,807)

               Segment profit (loss) before tax effect               147,918            (668,782)          (232,052)

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

                                                                          For the Years Ended March 31,
                                                                ---------------------------------------------------
                                                                        2001            2000             1999
                                                                ----------------   ---------------  ---------------
               NET SALES                                        $              -   $       613,439  $       826,059

               EXPENSES

                 Cost of sales                                                 -           108,462          357,258
                 Depreciation expense                                      9,742            37,491           32,306
                 Selling, general and administrative                     134,573           504,628          664,229
                                                                ----------------   ---------------  ---------------

                   Total Expenses                                        144,315           650,581        1,053,793
                                                                -----------------  ---------------  ---------------

               LOSS BEFORE OTHER INCOME
                 (EXPENSES)                                             (144,315)          (37,142)        (227,734)
                                                                -----------------  ---------------  ---------------

               OTHER INCOME (EXPENSES)

                 Other income                                                  -               181            1,000
                 Gain (loss) on disposition of assets                          -            56,662           16,037
                 Interest expense                                              -           (46,040)         (42,644)
                                                                -----------------  ---------------  ---------------

                   Total Other Income (Expenses)                               -           (10,803)         (25,607)
                                                                -----------------  ---------------  ---------------

               NET LOSS BEFORE INCOME TAXES                             (144,315)                -                -

               INCOME TAX (BENEFIT)                                      (54,840)                -                -
                                                                ----------------   ---------------  ---------------

               LOSS FROM DISCONTINUED
                OPERATIONS NET OF TAX EFFECT                    $        (89,475)  $       (47,945) $      (253,341)
                                                                ================   ===============  ===============


NOTE 15 -     SUBSEQUENT EVENT

              On May 7, 2001, the 200,000 outstanding preferred shares were converted into 1,464,005 shares of common stock.

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          March 31, 2001, 2000 and 1999


NOTE 16 -     CORRECTIONS OF CERTAIN ERRORS

              The following is a reconciliation of the March 31, 2001 consolidated financial statements as originally reported to the restated March 31, 2001 financial statements:

                                                                             For the Year Ended
                                                                               March 31, 2001
                                                        ----------------------------------------------------------
                                                            As reported         As adjusted         Difference
                                                        ------------------  ------------------  ------------------
              Assets                                    $        7,215,351  $        7,423,548  $          208,197
              Liabilities                                        3,053,235           3,053,235                   -
              Stockholders' equity                               4,162,116           4,370,313             208,197
              Net loss                                            (693,328)           (485,131)           (208,197)
              Loss per share                                         (0.05)              (0.04)               0.01


              Difference represents depreciation expense miscalculated for the year ended March 31, 2001.