Form 10QSB/A
period 2001-06-30
GLOBAL SEAFOOD TECHNOLOGIES INC
filed 2002-03-21
CIK 1080533

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                  FORM 10-QSB/A



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Period Ended
June 30, 2001                                        Commission File No. 0-28495


                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

         Nevada                                           93-1219887
------------------------------                 --------------------------------
(State or jurisdiction of                      (IRS Employer Identification No.)
incorporation or organization)

555 Bayview Avenue, Biloxi, Mississippi                        39530
----------------------------------------                      -------
(Address of Principal Executive Office)                      (Zip Code)

Registrant's telephone number, including area code:    (228) 435-3632
---------------------------------------------------    --------------

Former name, former address and former fiscal year,
if changed since last report:  None
-------------------------------------------------------------------------------

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

===============================================================================

                         PART 1 - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS - Restated


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

                          GLOBAL SEAFOOD TECHNOLOGIES, INC.
                              CONSOLIDATED BALANCE SHEET

                                                   RESTATED
                                                     FYE                          RESTATED
                                                   AUDITED                        UNAUDITED
                                                   March 31                        June 30
                                                     2001                           2001
CURRENT ASSETS
Cash and cash equivalents                      $      1,313,729                $        460,630
Accounts Receivable                            $      1,719,136                $      2,306,099
Accounts Receivable - Related                  $        299,918                $        521,559
Pre-paid income taxes                          $         23,493                $         23,493
Pre-paid Expenses                              $          -                    $          9,000
Inventories                                    $        865,003                $      1,396,373
Deferred tax asset, current                    $          -                    $          -
                                               -----------------               -----------------
TOTAL CURRENT ASSETS                           $      4,221,279                $      4,717,154

PROPERTY AND EQUIPMENT
Land                                           $        105,717                $        105,717
Buildings and Improvements                     $      1,276,505                $      1,405,210
Furniture and Fixtures                         $          8,098                $          -
Machinery and Equipment                        $      3,322,471                $      3,333,240
Vehicles                                       $         20,600                $         67,325
Water Well                                     $        121,441                $        121,441
                                               -----------------               ----------------
TOTAL FIXED ASSETS                             $      4,854,832                $      5,032,933
Less Accumulated Depreciation                  $     (2,509,116)               $     (2,598,387)
                                               -----------------               ----------------
PROPERTY AND EQUIPMENT, NET                    $      2,345,716                $      2,434,546

OTHER ASSETS
Deferred tax asset                             $        426,700                $        426,700
Goodwill                                       $        273,000                $        263,250
Assets Recoverable Under Insurance             $        147,896                $        147,896
Deposits                                       $          8,957                $          8,957
                                               -----------------               -----------------
Total Other Assets                             $        856,553                $        846,803

TOTAL ASSETS                                   $      7,423,548                $      7,998,503

The accompanying notes are an integral part of these consolidated financial statements

                          GLOBAL SEAFOOD TECHNOLOGIES, INC.
                              CONSOLIDATED BALANCE SHEET


                                                   RESTATED
                                                     FYE                           RESTATED
                                                   AUDITED                        UNAUDITED
                                                   March 31                        June 30
                                                     2001                            2001
CURRENT LIABILITIES
Accounts Payable                               $      1,346,557                $      1,684,685
Accounts Payable - Related                     $          -                    $          -
Accrued expenses                               $         43,382                $         29,912
Income taxes payable                           $          -                    $         14,145
Notes Payable, current portion                 $        199,144                $        214,571
Notes Payable - Related                        $        113,500                $        113,500
Obligations under capital leases               $         20,880                $         21,374
                                               -----------------               -----------------
TOTAL CURRENT LIABILITIES                      $      1,723,463                $      2,078,187

LONG-TERM LIABILITIES
Notes Payable                                  $      1,296,405                $      1,266,432
Obligations under capital leases               $         33,367                $         31,959
                                               -----------------               -----------------
TOTAL LONG-TERM LIABILITIES                    $      1,329,772                $      1,298,391

TOTAL LIABILITIES                              $      3,053,235                $      3,376,577

STOCKHOLDER'S EQUITY
Preferred stock                                $            200                $          -
(Issued and outstanding)                       $        200,000                $          -
Common stock                                   $         14,234                $         15,723
(Issued and outstanding)                       $     14,233,861                $     15,722,866
Additional Paid-in Capital                     $      5,628,515                $      5,677,228
Prepaid Non-compete                            $        (79,723)               $        (71,751)
Subscription Receivable                        $        (46,486)               $        (46,486)
Retained Earnings                              $     (1,146,427)               $       (952,788)
                                               -----------------               -----------------
TOTAL STOCKHOLDER'S EQUITY                     $      4,370,313                $      4,621,926

TOT. LIAB. AND EQUITY                          $      7,423,548                $      7,998,503

    The accompanying notes are an integral part of these consolidated financial statements

                                   GLOBAL SEAFOOD TECHNOLOGIES, INC.
                                 CONSOLIDATED STATEMENT OF OPERATIONS

                                                                  UNAUDITED
                                                       For Three Months Ending June 30,
                                                     2000                           2001
                                                                                  Restated

Processing Sales                               $        717,050                $        328,301
Sales of Product                               $      3,227,806                $      3,378,258
                                               -----------------               -----------------
NET SALES                                      $      3,944,856                $      3,706,559

EXPENSES
Cost of Sales                                  $      3,091,574                $      2,337,453
Non-compete covenant                           $          7,972                $          7,972
Depreciation & amortization                    $         99,125                $         99,021
Bad debt expense                               $          -                    $          -
Selling, general and administrative            $        987,974                $      1,027,886
                                               -----------------               -----------------
TOTAL EXPENSES                                 $      4,186,645                $      3,472,332

INCOME BEFORE OTHER ITEMS                      $       (241,789)               $        234,227

Other income                                   $         10,060                $         11,355
Interest income                                $         15,328                $          2,031
Gain of disposition of assets                  $          -                    $          -
Interest expense                               $        (35,464)               $        (39,755)
                                               -----------------               -----------------
TOTAL OTHER INCOME (EXPENSE)                   $        (10,076)               $        (26,370)

NET INCOME BEFORE TAXES                        $       (251,865)               $        207,858

PROVISION FOR TAXES                            $          -                    $         14,220

NET INCOME                                     $       (251,865)               $        193,638

Basic Earnings (Loss) Per Share                $             (0)               $              0

Fully Diluted Earnings (Loss) Per Share        $             (0)               $              0


     The accompanying notes are an integral part of these consolidated financial statements

                                           GLOBAL SEAFOOD TECHNOLOGIES, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                             UNAUDITED
                                                                                  For Three Months Ending June 30
                                                                                   2000                           2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                              $       (251,865)               $        193,638
Adjustments to Net Income:
Depreciation & Amortization                                                    $         99,125                $        106,993
(Gain) Loss on Sale of Assets                                                  $          -                    $          -
Bad Debts                                                                      $          -                    $          -
Changes in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable
and Accounts Receivable Related                                                $       (440,260)               $       (808,604)
(Increase) Decrease in Taxes Receivable                                        $          -                    $          -
(Increase) Decrease in Deferred Tax Asset                                      $          -                    $          -
(Increase) Decrease in Inventories                                             $        (69,403)               $       (531,370)
(Increase) Decrease in Pre-paid Expenses                                       $          7,973                $         (9,000)
(Increase) Decrease in Deposits                                                $            (75)               $             (0)
Increase (Decrease) in Accounts Payable
and Accounts Payable Related                                                   $        460,578                $        338,128
Increase (Decrease) in Taxes Payable                                           $             16                $         14,145
Increase (Decrease) in Accrued Expenses                                        $           (698)               $        (13,470)
                                                                               -----------------               -----------------
Net Cash Provided (Used) by Operating Activities                               $       (194,609)               $       (709,541)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of Property and Equipment                                                 $          -                    $          -
Purchase of Property and Equipment                                             $        (42,508)               $       (178,101)
                                                                               -----------------               -----------------
Net Cash Used in Investing Activities                                          $        (42,508)               $       (178,101)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additional Capital Contributed                                                 $          -                    $         50,000
Proceeds From Sale of Preferred Stock                                          $          -                    $          -
Payments on Notes Payable and Leases Payable                                   $        (49,739)               $        (67,332)
Proceeds From Notes Payable and Leases Payable                                 $          -                    $         51,875
                                                                               -----------------               -----------------
Net Cash Provided (Used by)Financing Activities                                $        (49,739)               $         34,543

NET INCREASE (DECREASE) IN CASH                                                $       (286,856)               $       (853,099)

BEGINNING CASH AND CASH EQUIVALENTS                                            $      1,303,120                $      1,313,729

ENDING CASH AND CASH EQUIVALENTS                                               $      1,016,264                $        460,630

                    The accompanying notes are an integral part of these consolidated financial statements

                                         GLOBAL SEAFOOD TECHNOLOGIES, INC.
                                Consolidated Statements of Shareholders' Equity


                                                                                             Additional                   Retained
                                               Preferred Stock          Common Stock          Paid-in     Subscription    Earnings
                                            Shares      Amount     Shares         Amount      Capital       Receivable    (Deficit)
                                            ------      ------     ------         ------      -------       ----------    ---------
Balance, March 31, 2001                   $ 200,000      $ 200   $14,233,861     $ 14,234    $5,628,515    $(46,486)    $(1,146,427)

Outstanding preferred stock converted to
common stock                              $(200,000)     $(200)  $ 1,464,005     $  1,464    $   (1,264)

Common stock issued for cash in June 2001                        $    25,000     $     25    $   49,975

Net income for three months ended
June 30, 2001                                                                                                           $   193,638

Balance, June 30, 2001                    $       0      $   -   $15,722,866     $ 15,723    $5,677,226    $(46,486)    $  (952,789)


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

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                     June 30, 2001, 2000 and March 31, 2001


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

d. Basic and Fully Diluted Earnings Per Share (Continued)

              Basic Earnings (Loss) Per Share

                                  For the Year Ended        For the Three Months Ended
                                       March 31,                     June 30,
                                         2001                          2001                           2000
                                 ------------------             ------------------             ------------------
Income (loss) - numerator       $         (485,131)            $          193,638             $         (249,170)
Shares - denominator                    13,281,970                     14,512,618                     13,124,046
                                 ------------------             ------------------             ------------------
Per  share amount               $            (0.04)            $             0.01             $            (0.02)
                                 ==================             ==================             ==================

                                  For the Year Ended        For the Three Months Ended
                                       March 31,                     June 30,
                                         2001                          2001                           2000
                                 ------------------             ------------------             ------------------
Income (loss) - numerator       $         (485,131)            $          193,638             $         (249,170)
Shares - denominator                    13,281,970                     21,332,618                     13,124,148
                                 ------------------             ------------------             ------------------
Per share amount                $            (0.04)            $             0.01             $            (0.02)
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

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                             March 31,            June 30,
                                         ----------------   -----------------
                                                2001                2001
                                         ----------------   -----------------
Land                                     $        105,717   $         105,717
Buildings and improvements                      1,276,505           1,405,210
Furniture and fixtures                              8,098                   -
Machinery and equipment                         3,322,471           3,333,240
Vehicles                                           20,600              67,325
Water well                                        121,441             121,441
                                         ----------------   -----------------
Total                                           4,854,832           5,032,933

Less accumulated depreciation                  (2,509,116)         (2,598,387)
                                         ----------------   -----------------
Property and equipment - net             $      2,345,716   $       2,434,546
                                         ================   =================


Depreciation expense for the year ended March 31, 2001, and the three months periods ending June 30, 2001 and 2000 was $317,717, $99,021 and $95,049,
respectively.

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

The assets affected by the fire are being separately disclosed as "Assets Recoverable Under Insurance Policy" until the assets are reconstructed and/or replaced. The following summarizes the assets destroyed:

                             Original        Accumulated        Net
Description                  Cost            Depreciation       Book Value
-----------                  -------------   --------------     --------------
Building and improvements    $     187,520   $      (63,628)    $      123,892
Furniture and fixtures              14,082          (13,725)               357
Machinery and equipment            204,777         (181,130)            23,647
                             -------------   --------------     --------------
Totals                       $     406,379   $     (258,483)    $      147,896
                             =============   ==============     ==============

NOTE 3 - NOTES PAYABLE

Notes payable consisted of the following:

                                       March 31,      June 30,       June 30,
                                         2001          2001            2000
                                    -------------- -------------- -------------
Note payable, secured by property,
interest at 8.05%,interest and
principal payments of $16,124 due
monthly,matures on July 5, 2003.    $    1,064,857 $    1,038,211 $   1,142,281

Note payable, secured by property,
interest at 9.0%,interest and
principal payments of $1,497 due
monthly, matures on July 1, 2012.          131,051        130,018       135,029

Note payable, secured by property,
interest at 8.0%,interest and
principal payments of $702 due
monthly,matures on November 23, 2003.       19,784         18,036        24,736

Note payable, secured by property,
interest at 7.5%,interest and principal
payments of $399 due monthly,
matures on November 15, 2002.                7,478          6,417        10,548

                                    -------------- -------------- -------------
Balance forward                     $    1,223,170 $    1,192,682 $   1,312,594
                                    -------------- -------------- -------------

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                     June 30, 2001, 2000 and March 31, 2001


NOTE 3 - NOTES PAYABLE (Continued)

                                        March 31,      June 30,       June 30,
                                          2001          2001           2000
                                    -------------- -------------- -------------
Balance forward                     $    1,223,170 $    1,192,682 $   1,312,594
                                    -------------- -------------- -------------

Note payable, secured by
property, interest at
7.5%,interest and principal
payments of $737 due monthly,
matures on October 15, 2002.                13,152         11,173        18,872

Note payable, unsecured,
interest at 8.0% Interest due
annually, principal due from
gross profits (Note 12)                          -              -        80,000

Note payable to a bank, secured
by property and equipment,
interest at 9.25%, interest and
principal payments of $440 due
monthly, matures in September 2002.          7,379          6,216        10,691

Note payable to a bank, secured
by property and equipment,
interest at 8.0%, interest and
principal payments of $492 due
monthly, matures in January 2004.           15,079         13,884        18,532

Note payable to a bank, secured
by property, interest at 8.0%,
interest and principal payments
of $1,531 due monthly, matures
in June 2004.                               52,310         48,729        62,624

Note payable to a bank, secured
by property, interest at 8.0%,
interest and principal payments
of $1,369 due monthly, matures
in September 2005.                          59,739         55,739             -

Note payable to a bank, secured
by property, interest at 8.50%,
interest and principal payments
of $739 due monthly, matures in
March 2004.                                 23,360         21,585             -

Note payable to a bank, secured
by property, Interest at 8.50%,
interest plus principal payments
of $1,124 due monthly, matures
in January 2005.                            51,682         47,188             -

                                      ------------   ------------   -----------
Balance forward                       $  1,445,871   $  1,397,196  $  1,503,313
                                      ------------   ------------   -----------

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                     June 30, 2001, 2000 and March 31, 2001


NOTE 3 - NOTES PAYABLE (Continued)

                                       March 31,      June 30,       June 30,
                                         2001          2001            2000
                                    -------------- -------------- -------------
Balance forward                     $    1,445,871 $    1,397,196 $   1,503,313
                                    -------------- -------------- -------------

Note payable to a bank, secured
by property, interest at 8.0%,
interest and principal payments
of $1,447 due monthly, matures
June 2004.                                  49,442         46,058        59,192

Note payable, secured by
equipment, interest at 9.4%,
interest and principal payments
of $813 due monthly, matures May
2006                                             -         37,654             -

Other notes payable                            236             95           663
                                     ------------- -------------- -------------
Total notes payable                      1,495,549      1,481,003     1,563,168

Less: current portion                     (199,144)      (214,571)     (166,302)
                                     ------------- -------------- -------------
Long-term notes payable              $   1,296,405 $   1,266,432  $   1,396,866
                                     ============= ============== =============


              Maturities of long-term debt are as follows:

                             Year Ending
                              March 31,                           Amount
                              ---------                           ------
                                 2002                       $      146,850
                                 2003                              217,880
                                 2004                              918,490
                                 2005                               52,744
                                 2006                               55,097
                                 2007 and thereafter                89,848
                                                            --------------
                                     Total                  $    1,480,909
                                                           ==============

NOTE 4 - NOTES PAYABLE - RELATED PARTIES

                                        March 31,      June 30,      June 30,
                                         2001           2001           2000
                                     ------------- -------------- -------------

Note payable to shareholder,
unsecured, interest at 10%,
interest payments due quarterly
and annually, principal amount
is due on demand.                    $     113,500 $      113,500 $     113,500
                                     ------------- -------------- -------------
Total notes payable - related        $     113,500 $      113,500 $     113,500
                                     ============= ============== =============

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

Obligations under capital leases at March 31, 2001, June 30, 2001 and 2000 consisted of the following:

                             March 31,        June 30,        June 30,
                               2001            2001             2000
                           -------------   --------------   -------------
Total                      $      54,247   $       53,333   $      74,855
Less: current portion            (20,880)         (21,374)        (26,613)
                           -------------   --------------   -------------
Long-term portion          $      33,367   $       31,959   $      48,242
                           =============   ==============   =============

The future minimum lease payments under these capital leases and the net present value of the future minimum lease payments are as follows:

                               Year Ending
                                 March 31,                        Amount
                                 ---------                        ------
                                 2002                         $      19,958
                                 2003                                25,585
                                 2004                                14,771
                                 2005                                 1,246
                                 2006                                     -
                                 2007 and thereafter                      -
                                                              -------------
 Total future minimum lease payments                                 61,560

 Less, amount representing interest                                  (8,227)
                                                              -------------
 Present value of future minimum
  lease payments                                              $      53,333
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

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                     June 30, 2001, 2000 and March 31, 2001


NOTE 8 - INCOME TAXES (Continued)

Income tax accounts as of March 31, 2001 and 2000 are detailed in the following summary:

                                                         March 31,
                                          --------------------------------------
                                                 2001                 2000
                                          ------------------  ------------------
Deferred income tax asset                 $         426,700   $          14,600

Non-current deferred income taxes                  (426,700)            (12,300)
                                          ------------------  ------------------
Current deferred income tax asset         $               -   $           2,300
                                          ==================  ==================


Provision for income taxes for the years ended March 31, 2001, and June 30, 2001 and 2000 consisted of the following:

                                       March 31,     June 30,        June 30,
                                         2001          2001            2000
                                     ------------- -------------- -------------
Current:
Federal income taxes                 $           - $            - $           -
State income taxes                               -         14,220             -
Deferred:
Federal and state income
taxes                                     (412,100)             -             -
                                     ------------- -------------- -------------
Total provision for
income taxes                         $    (412,100)$       14,220 $           -
                                     ============= ============== =============


As of March 31, 2001 the Company overpaid its federal income taxes by $23,493.

As of March 31, 2001 a deferred tax asset of $426,700 was recognized and recorded.

A reconciliation of income taxes at the federal statutory rate to the effective tax rate is as follows:

                                      2001           2000             1999
                                 -------------   --------------   -------------
Income taxes computed at the
federal statutory rate           $    (427,777)  $            -   $      24,216
Non-deductible allowance for
bad debts                                    -                -          (2,300)
Other non-deductible items               7,387                -               -
Accelerated depreciation expense         8,290                -         (12,300)
                                 -------------   --------------   -------------
Income Tax Expense (Benefit)     $    (412,100)  $            -   $       9,616
                                 =============   ==============   =============

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

Leases

The Company has entered into several non-cancelable leases, accounted for as operating leases, of certain machinery and equipment used in operations. The minimum future payments required under the operating leases are as follows:

                 Year Ending
                 March 31,                               Amount
                 ------------                       --------------
                    2002                            $        8,171
                    2003                                    10,894
                    2004                                     5,147
                    2005                                         -
                    2006                                         -
                    2007 and thereafter                          -
                                                    --------------
                    Total                           $       24,212
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

A summary of the status of the Company's stock warrants as of March 31, 2001 and changes during the quarter ended June 30, 2001 is presented below:

                                       Weighted Average    Weighted Average
                    Warrants           Exercise Price      Grant Date Fair Value
                    -----------------  ------------------  ---------------------
Outstanding,
March 31, 2001              5,500,000  $             1.20  $               0.01
Granted                        25,000                2.00                  0.00
Exercised                           -                   -                     -
Expired/canceled                    -                   -                     -
                    -----------------  ------------------  ---------------------
Outstanding,
June 30, 2001               5,525,000  $             1.20  $               0.01
                    =================  ==================  =====================

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

A summary of the status of the Company's stock options as of March 31, 2001 and changes during the three month period ended June 30, 2001 is presented below:


                                       Weighted Average    Weighted Average
                    Options            Exercise Price      Grant Date Fair Value
                    -----------------  ------------------  ---------------------
Outstanding
March 31, 2001              1,295,000  $             1.01  $               0.00
Granted                             -                   -                     -
Exercised                           -                   -                     -
Expired/canceled                    -                   -                     -
                    -----------------  ------------------  ---------------------
Outstanding
June 30, 2001               1,295,000  $             1.01  $               0.00
                    =================  ==================  =====================


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

Financial information for the year ended March 31, 2001 and the three months ended June 30, 2001 with respect to the reportable segments is as follows:

                                     Seafood               Fishing               Freshwater
                                                             Bait                  Shrimp

($ 000's)                    March 31,   June 30,    March 31,   June 30,    March 31,   June 30,
                               2001        2001        2001        2001        2001        2001
                               ----        ----        ----        ----        ----        ----
Cash                          $1,254    $  368     $     59     $    93      $    -      $    -

Fixed assets, net              1,332     1,361          463         447          551        627

Total assets                   4,924     5,336        1,789       1,867          711        796

Total liabilities              2,304     2,375          575         834          174        168

External revenues             14,788     2,334        2,216       1,269           73        104

Cost of goods sold            12,973     1,567        1,561         776          186         (5)

Other income (expense)        (1,875)      (22)      (1,324)         (3)        (119)        (2)

Segment profit (loss)
before tax effect                148        77         (669)         60         (232)        71

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
                           =================  ===============  ================

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                     June 30, 2001, 2000 and March 31, 2001


NOTE 15 - CORRECTIONS OF CERTAIN ERRORS

1. The following is a reconciliation of the March 31, 2001 consolidated financial statements as originally reported to the restated March 31, 2001 financial statements:

                                           For the Year Ended
                                             March 31, 2001
                          -----------------------------------------------------
                           As reported        As adjusted        Difference
                          ---------------   ---------------  ------------------

Assets                    $     7,215,351   $     7,423,548  $          208,197
Liabilities                     3,053,235         3,053,235                   -
Stockholders' equity            4,162,116         4,370,313             208,197
Net loss                         (693,328)         (485,131)           (208,197)
Loss per share                      (0.05)            (0.04)               0.01


Difference represents depreciation expense miscalculated for the year ended March 31, 2001.


2.The following is a reconciliation of the June 30, 2001 consolidated financial statements as originally reported to the restated June 30, 2001 financial statements:

                                      For the Interim Period Ended
                                             June 30, 2001
                          -----------------------------------------------------
                           As reported        As adjusted        Difference
                          ---------------   ---------------  ------------------

Assets                    $     7,740,527   $     7,998,503  $          257,976
Liabilities                     3,376,577         3,376,577                   -
Stockholders' equity            4,363,949         4,621,926             257,976
Net Income                        143,859           193,638              49,779
Earnings per share                   .00                .00                   -


Difference represents depreciation expense miscalculated for the year ended March 31, 2001 and the three months ended June 30, 2001.

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

                             SELECTED FINANCIAL DATA
                  (Dollars in thousands, except per share data)

                                AS OF AND FOR THE
                        THREE MONTH PERIOD ENDED JUNE 30,

INCOME STATEMENT

                        Restated      Percentage                 Percentage
                        2001          of Net Sales     2000      of Net Sales
                        -----         ------------     ----      ------------

REVENUE:                $  3,707          100 %        $ 3,945        100 %

OPER. EXPENSES          $  3,472           94 %        $ 4,187        106 %

INCOME BEFORE
OTHER ITEMS             $    234            6 %        $  (242)        (6 %)

OTHER INC (EXP)         $    (26)          (1 %)       $   (10)        (0 %)

NET INCOME
BEFORE TAX              $    208            5 %        $  (252)        (6 %)

PROVISION FOR
INCOME TAX              $     14                       $     0
                        --------                       -------

NET INCOME              $    194             5 %       $  (252)        (6 %)

NET INCOME (LOSS)
PER SHARE (1)           $    .01                       $  (.02)

                                          JUNE 30, 2001        MARCH 31, 2001
                                          -------------        --------------

BALANCE SHEET- Restated:

TOTAL ASSETS:                               $   7,999              $7,424

LONG-TERM OBLIGATIONS: (2)                  $   1,534              $1,550

TOTAL STOCKHOLDERS' EQUITY                  $   4,622              $4,370


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

Results of Operations


We reported a consolidated net profit from operations for the three months period ending June 30, 2001 of $193,638 compared to a net operating loss of $249,170 in the same period last year. The operations of our core business remained profitable, and Killer Bee contributed $56,031 to the reported profit figure and our aquaculture business reported at a $71,382 profit. In the same three month period last year, Killer Bee recorded a loss of $152,832 and aquaculture lost $64,207.


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

Similarly, sales in the core business segment are generally settled at the time of wholesale delivery, so that accounts receivable have customarily been maintained at relatively low levels. However, in the last fiscal year, Custom Pack generated an increase in accounts receivable in line with the increase in product sales, and Killer Bee sales generated larger levels of accounts receivable, as well. Killer Bee receivables grew from $278,235 to $666,300 (139%) form June 30, 2000 to 2001 in line with the 131% sales growth in comparing the same periods.

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

Operating Activities


Our Consolidated Statement of Cash Flows reported $709,541 in funds used by operating activities in the three months ended June 30, 2001 compared to $194,609 used in operating activities in the June 30, 2000 period. The primary factors involved increases in both accounts receivable and inventory that exceeded the increase in accounts payable. The operating profits provided $193,638 in funds, while Depreciation and other adjustments provided $106,993.

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

ITEM 2.  CHANGES IN SECURITIES

(a)      None
(b)      None
(c) In May 2001 the holder of the 200,000 outstanding preferred shares exercised his rights to convert these shares to common stock, and we issued 1,465,005 shares of additional common stock in June .
(d)      Not Applicable

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



March 15, 2002                         GLOBAL SEAFOOD TECHNOLOGIES, INC.





                                       By: /s/ Brent Gutierrez
                                           -------------------------------------
                                           Brent Gutierrez,
                                           President and Chief Executive Officer