Form 10QSB/A
period 2001-09-30
GLOBAL SEAFOOD TECHNOLOGIES INC
filed 2002-03-21
CIK 1080533

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------


                                  FORM 10-QSB/A



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Period Ended
September 30, 2001                                   Commission File No. 0-28495


                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its Charter)

          Nevada                                           93-1219887
-------------------------------                ---------------------------------
(State or jurisdiction of                      (IRS Employer Identification No.)
incorporation or organization)

555 Bayview Avenue, Biloxi, Mississippi                      39530
----------------------------------------                     -------
(Address of Principal Executive Office)                    (Zip Code)

Registrant's telephone number, including area code:    (228) 435-3632
---------------------------------------------------    --------------

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

                         PART 1 - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS - Restated


Consolidated Balance Sheets as of September 30, 2001
   and March 31, 2001                                               F-1 - F-2

Consolidated Statements of Operations for the three months
   ended September 30, 2001 and September 30, 2000                     F-3

Consolidated Statements of Operations for the six months
   ended September 30, 2001 and September 30, 2000                     F-3

Consolidated Statements of Cash Flows for the six months
   ended September 30, 2001 and September 30, 2000                     F-4

Consolidated Statement of Shareholders Equity                          F-5

Notes to the financial statements                                   F-6 - F-22

                                 GLOBAL SEAFOOD TECHNOLOGIES, INC.
                             RESTATED CONSOLIDATED BALANCE SHEET

                                                     FYE
                                                   AUDITED                        UNAUDITED
                                                   March 31                     September 30
                                                     2001                           2001
                                                   Restated                       Restated
CURRENT ASSETS
Cash and cash equivalents                      $      1,313,729                 $      243,632
Accounts Receivable                            $      1,719,136                 $    2,378,604
Accounts Receivable - Related                  $        299,918                 $      316,840
Pre-paid income taxes                          $         23,493                 $       23,493
Pre-paid Expenses                              $              -                 $        9,000
Inventories                                    $        865,003                 $    1,643,280
Deferred tax asset, current                    $              -                 $            -
                                               ----------------                 --------------
TOTAL CURRENT ASSETS                           $      4,221,279                 $    4,614,849

PROPERTY AND EQUIPMENT
Land                                           $        105,717                 $      142,545
Buildings and Improvements                     $      1,276,505                 $    1,534,078
Furniture and Fixtures                         $          8,098                 $        8,098
Machinery and Equipment                        $      3,322,471                 $    3,390,206
Vehicles                                       $         20,600                 $       67,325
Water Well                                     $        121,441                 $      121,441
                                               ----------------                 --------------
TOTAL FIXED ASSETS                             $      4,854,832                 $    5,263,693
Less Accumulated Depreciation                  $     (2,509,116)                $   (2,685,364)
                                               ----------------                 --------------
PROPERTY AND EQUIPMENT, NET                    $      2,345,716                 $    2,578,329

OTHER ASSETS
Deferred tax asset                             $        426,700                 $      426,700
Goodwill                                       $        273,000                 $      253,500
Assets Recoverable Under Insurance             $        147,896                 $      147,896
Deposits                                       $          8,957                 $       18,957
                                               ----------------                 --------------
Total Other Assets                             $        856,553                 $      847,053

TOTAL ASSETS                                   $      7,423,548                 $    8,040,231

    The accompanying notes are an integral part of these consolidated financial statements

                                 GLOBAL SEAFOOD TECHNOLOGIES, INC.
                             RESTATED CONSOLIDATED BALANCE SHEET

                                                     FYE
                                                   AUDITED                        UNAUDITED
                                                   March 31                     September 30,
                                                     2001                            2001
                                                   Restated                        Restated
CURRENT LIABILITIES
Accounts Payable                               $      1,346,557                 $    1,585,937
Accounts Payable - Related                     $              -                 $            -
Accrued expenses                               $         43,382                 $       28,428
Income taxes payable                           $              -                 $       14,145
Insurance Advances                                                              $      378,766
Notes Payable, current portion                 $        199,144                 $      221,758
Notes Payable - Related                        $        113,500                 $      113,500
Obligations under capital leases               $         20,880                 $       21,931
                                               ----------------                 --------------
TOTAL CURRENT LIABILITIES                      $      1,723,463                 $    2,364,465

LONG-TERM LIABILITIES
Notes Payable                                  $      1,296,405                 $    1,261,620
Obligations under capital leases               $         33,367                 $       26,248
                                               ----------------                 --------------
TOTAL LONG-TERM LIABILITIES                    $      1,329,772                 $    1,287,868

TOTAL LIABILITIES                              $      3,053,235                 $    3,652,333

STOCKHOLDER'S EQUITY
Preferred stock                                $            200                 $            -
(Issued and outstanding)                                200,000                              0
Common stock                                   $         14,234                 $       15,723
(Issued and outstanding)                             14,233,861                     15,722,866
Additional Paid-in Capital                     $      5,628,515                 $    5,677,228
Prepaid Non-compete                            $        (79,723)                $      (63,778)
Subscription Receivable                        $        (46,486)                $      (46,486)
Retained Earnings                              $     (1,146,427)                $   (1,194,788)
                                               ----------------                 --------------
TOTAL STOCKHOLDER'S EQUITY                     $      4,370,313                 $    4,387,898

TOT. LIAB. AND EQUITY                          $      7,423,548                 $    8,040,231

   The accompanying notes are an integral part of these consolidated financial statements

                                     GLOBAL SEAFOOD TECHNOLOGIES, INC.
                                 CONSOLIDATED STATEMENT OF OPERATIONS

                                                     UNAUDITED                               UNAUDITED
                                      For Three Months Ending September 30      For Six Months Ending September 30
                                            2000              2001                    2000               2001
                                                            Restated                                   Restated
Processing Sales                        $     508,293     $     397,210           $   1,225,350      $    724,313
Sales of Product                        $   4,758,082     $   3,295,771           $   7,985,888      $  6,679,324
                                        -------------     -------------           -------------      ------------
NET SALES                               $   5,266,375     $   3,692,981           $   9,211,238      $  7,403,637

EXPENSES
Cost of Sales                           $   4,190,124     $   2,579,123           $   7,281,698      $  4,920,105
Non-compete covenant                    $       7,972     $       7,972           $      15,944      $     15,944
Depreciation & amortization             $     103,197     $      96,726           $     198,246      $    195,747
Bad debt expense                        $           -     $           -           $           -      $          -
Selling, general and administrative     $   1,123,358     $   1,255,906           $   2,112,613      $  2,277,102
                                        -------------     -------------           -------------      ------------
TOTAL EXPENSES                          $   5,424,651     $   3,939,728           $   9,608,501      $  7,408,899

INCOME BEFORE OTHER ITEMS               $    (158,276)    $    (246,747)          $    (397,263)     $     (5,262)

Other income                            $      10,205     $      26,478           $      20,265      $     37,833
Interest income                         $      10,611     $       7,145           $      25,939      $      9,304
Gain of disposition of assets           $           -     $           -           $         $ -      $          -
Interest expense                        $    (114,577)    $     (28,876)          $     (79,113)     $    (76,016)
                                        -------------     -------------           -------------      ------------
TOTAL OTHER INCOME (EXPENSE)            $     (93,761)    $       4,747           $     (32,909)     $    (28,879)

NET INCOME BEFORE TAXES                 $    (252,037)    $    (241,999)          $    (430,172)     $    (34,141)

PROVISION FOR TAXES                     $           -     $           -           $           -      $     14,220

NET INCOME                              $    (252,037)    $    (241,999)          $    (430,172)     $    (48,361)

Basic Earnings (Loss) Per Share         $       (0.02)    $       (0.02)          $       (0.03)     $      (0.00)

Fully Diluted Earnings (Loss) Per Share $       (0.02)    $       (0.02)          $       (0.03)     $      (0.00)


                The accompanying notes are an integral part of these consolidated financial statements

                                           GLOBAL SEAFOOD TECHNOLOGIES, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                UNAUDITED
                                                                                     For Six Months Ending September 30
                                                                                   2000                           2001
                                                                                                                Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                             $      (430,172)               $       (48,361)
Adjustments to Net Income:
Depreciation & Amortization                                                   $       214,191                $       211,691
(Gain) Loss on Sale of Assets                                                 $             -                $             -
Bad Debts                                                                     $             -                $             -
Changes in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable
and Accounts Receivable Related                                               $    (1,021,309)               $      (676,390)
(Increase) Decrease in Taxes Receivable                                       $             -                $             -
(Increase) Decrease in Deferred Tax Asset                                     $             -                              -
(Increase) Decrease in Inventories                                            $      (192,889)               $      (778,276)
(Increase) Decrease in Pre-paid Expenses                                      $             -                $        (9,000)
(Increase) Decrease in Deposits                                               $           (75)               $       (10,000)
Increase (Decrease) in Accounts Payable
and Accounts Payable Related                                                  $       461,956                $       239,380
Increase (Decrease) in Taxes Payable                                          $            16                $        14,145
Increase (Decrease) in Accrued Expenses                                       $           453                $       (14,953)
                                                                              ---------------                ---------------
Net Cash Provided (Used) by Operating Activities                              $      (967,829)               $    (1,071,764)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of Property and Equipment                                                $             -                $             -
Purchase of Property and Equipment                                            $      (183,158)               $      (408,860)
                                                                              ---------------                ---------------
Net Cash Used in Investing Activities                                         $      (183,158)               $      (408,860)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additional Capital Contributed                                                $             -                $        50,000
Insurance Advances                                                            $             -                $       378,766
Payments on Notes Payable and Leases Payable                                  $       (40,679)               $      (123,780)
Proceeds From Notes Payable and Leases Payable                                $       500,000                $       105,541
                                                                              ---------------                ---------------
Net Cash Provided (Used by)Financing Activities                               $       459,321                $       410,526

NET INCREASE (DECREASE) IN CASH                                               $      (691,666)               $    (1,070,097)

BEGINNING CASH AND CASH EQUIVALENTS                                           $     1,303,120                      1,313,729

ENDING CASH AND CASH EQUIVALENTS                                              $       611,454                        243,632

                   The accompanying notes are an integral part of these consolidated financial statements

                                                GLOBAL SEAFOOD TECHNOLOGIES, INC.
                                      Restated Consolidated Statements of Shareholders' Equity


                                                                                       Additional                      Retained
                                      Preferred Stock            Common Stock            Paid-in       Subscription    Earnings
                                   Shares       Amount       Shares         Amount       Capital        Receivable     (Deficit)
                                   ------       ------       ------         ------       -------        ----------     ---------
Balance, March 31, 2001            200,000      $  200     14,233,861     $ 14,234    $ 5,628,515       $ (46,486)    $ (1,146,427)

Outstanding preferred stock
converted to common stock         (200,000)     $ (200)     1,464,005     $  1,464    $    (1,264)

Common stock issued for
cash in June 2001                                              25,000     $     25    $    49,975

Net income for six months
ended September 30, 2001                                                                                              $    (48,361)

Balance, September 30, 2001              0      $    -     15,722,866     $ 15,723    $ 5,677,226       $ (46,486)    $ (1,194,788)


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

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   September 30, 2001, 2000 and March 31, 2001


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

d. Basic and Fully Diluted Earnings Per Share (Continued)

                                          Basic Earnings (Loss) Per Share

                                For the Year Ended          For the Six Months Ended
                                         March 31,                September 30,
                                             2001                2001               2000
                                ------------------  ------------------ ------------------
Income (loss) - numerator                 (485,131) $          (48,361) $         (430,172)
Shares - denominator                    13,281,970          15,117,742          13,124,046
                                ------------------  ------------------  ------------------
Per  share amount               $            (0.04) $            (0.00) $            (0.03)
                                ==================  ==================  ==================

                                         Fully Diluted Earnings (Loss) Per Share

                                For the Year Ended         For the Six Months Ended
                                         March 31,              September 30,
                                              2001                2001               2000
                                ------------------  ------------------  ------------------
Income (loss) - numerator                 (485,131) $          (48,361) $         (430,172)
Shares - denominator                    13,281,970          15,117,742          13,124,046
                                ------------------  ------------------  ------------------
Per share amount                $            (0.04) $            (0.00) $            (0.03)
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

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                             March 31,          September 30,
                                         ----------------  ------------------
                                                2001                2001
                                         ----------------  ------------------
Land                                     $        105,717  $          142,545
Buildings and improvements                      1,276,505           1,534,078
Furniture and fixtures                              8,098               8,098
Machinery and equipment                         3,322,471           3,390,206
Vehicles                                           20,600              67,325
Water well                                        121,441             121,441
                                         ----------------   -----------------
Total                                           4,854,832           5,263,693

Less accumulated depreciation                  (2,509,116)         (2,685,364)
                                         ----------------   -----------------
Property and equipment - net             $      2,345,716   $       2,578,329
                                         ================   =================


Depreciation expense for the year ended March 31, 2001, and the six months periods ending September 30, 2001 and 2000 was $317,717, $195,747 and $198,246,
respectively.

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

The assets affected by the fire are being separately disclosed as "Assets Recoverable Under Insurance Policy" until the assets are reconstructed and/or replaced. The following summarizes the assets destroyed:

                          Original        Accumulated    Net
Description               Cost            Depreciation   Book Value
-----------               --------------  -------------  --------------
Building and improvements $      187,520  $     (63,628) $      123,892
Furniture and fixtures            14,082        (13,725)            357
Machinery and equipment          204,777       (181,130)         23,647
                          --------------  -------------  --------------
Totals                    $      406,379  $    (258,483) $      147,896
                          ==============  =============  ==============

NOTE 3 - NOTES PAYABLE

Notes payable consisted of the following:

                                        March 31, September 30,   September 30,
                                             2001          2001            2000
                                     ------------  ------------   -------------
Note payable, secured by
property, interest at
8.05%,interest and principal
payments of $16,124 due
monthly, matures on July 5, 2003.    $  1,064,857  $  1,011,011   $   1,108,613

Note payable, secured by property,
interest at 9.0%,interest and
principal payments of $1,497 due
monthly, matures on July 1, 2012.         131,051       127,944         134,090

Note payable, secured by
property, interest at
8.0%,interest and principal
payments of $702 due
monthly,matures on November 23, 2003.      19,784        16,318          23,133

Note payable, secured by
property, interest at
7.5%,interest and principal
payments of $399 due monthly,
matures on November 15, 2002.               7,478         5,335           9,210
                                     ------------  ------------   -------------
Balance forward                      $  1,223,170  $  1,160,608   $   1,275,046
                                     ------------  ------------   -------------


               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   September 30, 2001, 2000 and March 31, 2001


NOTE 3 - NOTES PAYABLE (Continued)
                                        March 31, September 30,   September 30,
                                             2001          2001            2000
                                     ------------  ------------   -------------
Balance forward                      $  1,223,170  $  1,160,608   $   1,275,046
                                     ------------  ------------   -------------

Note payable, secured by
property, interest at
7.5%,interest and principal
payments of $737 due monthly,
matures on October 15, 2002.               13,152         9,179          16,991

Note payable, unsecured,
interest at 8.0% Interest due
annually, principal due from
gross profits (Note 12).                        -             -          80,000

Note payable to a bank, secured
by property and
equipment,interest at 9.25%,
interest and principal payments
of $440 due monthly, matures in
September 2002.                             7,379         5,037           9,615

Note payable to a bank, secured
by property and equipment,
interest at 8.0%, interest and
principal payments of $492 due
monthly, matures in January 2004.          15,079        12,652          17,401

Note payable to a bank, secured
by property, interest at 8.0%,
interest and principal payments
of $1,531 due monthly, matures
in June 2004.                              52,310        45,153          59,256

Note payable to a bank, secured
by property, interest at 8.0%,
interest and principal payments
of $1,369 due monthly, matures
in September 2005.                         59,739        53,612          65,000

Note payable to a bank, secured
by property, interest at 8.50%,
interest and principal payments
of $739 due monthly, matures in
March 2004.                                23,360        19,730               -

Note payable to a bank, secured
by property, Interest at 8.50%,
interest plus principal payments
of $1,124 due monthly, matures
in January 2005.                           51,682        44,968               -
                                     ------------  ------------   -------------
Balance forward                      $  1,445,871  $  1,350,939   $   1,523,409
                                     ------------  ------------   -------------


               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   September 30, 2001, 2000 and March 31, 2001


NOTE 3 - NOTES PAYABLE (Continued)
                                        March 31, September 30,   September 30,
                                             2001          2001            2000
                                     ------------  ------------   -------------
Balance forward                      $  1,445,871  $  1,350,939   $   1,523,409
                                     ------------  ------------   -------------

Note payable to a bank, secured
by property, interest at 8.0%,
interest and principal payments
of $1,447 due monthly, matures
June 2004.                                 49,442        42,678          55,958

Note payable, secured by
equipment, interest at 9.4%,
interest and principal payments
of $813 due monthly, matures May 2006.          -        36,095               -

Note Payable, secured by
property, interest at 6.5%,
interest and principal payments
of $470 due monthly, matures
September 2006.                                               -          53,666

Other notes payable                           236             -             520
                                     ------------  ------------   -------------
Total notes payable                     1,495,549     1,483,378       1,579,887

Less: current portion                    (199,144)     (221,758)       (176,823)
                                     ------------  ------------   -------------
Long-term notes payable              $  1,296,405  $  1,261,620   $   1,396,866
                                     ============  ============   =============

Maturities of long-term debt are as follows:

                   Year Ending
                     March 31,                                Amount
                     ---------                          --------------
                        2002                            $       96,750
                        2003                                   220,172
                        2004                                   920,936
                        2005                                    55,354
                        2006                                    57,881
                        2007 and thereafter                    132,285
                                                        --------------
                            Total                       $    1,483,378
                                                        ==============

NOTE 4 - NOTES PAYABLE - RELATED PARTIES

                                       March 31,   September 30,  September 30,
                                         2001          2001           2000
                                     ------------  ------------   -------------
Note payable to shareholder,
unsecured, interest at 10%,
interest payments due quarterly
and annually, principal amount
is due on demand.                    $    113,500  $    113,500   $     113,500
                                     ------------  ------------   -------------
Total notes payable - related        $    113,500  $    113,500   $     113,500
                                     ============  ============   =============

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   September 30, 2001, 2000 and March 31, 2001


NOTE 5 - LINE OF CREDIT

Custom Pack, Inc. maintains a line of credit with a bank. The line is secured by commercial property under a deed of trust and mortgage and by a UCC commercial security agreement, accrues interest at a rate based on prime with no spread, and has a maximum balance of $1,000,000. The line expires on January 23, 2002. The balance outstanding on the line of credit at March 31, 2001 and September 30, 2001 was $-0-.

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
                            ==============  ===============  ===============

The future minimum lease payments under these capital leases and the net present value of the future minimum lease payments are as follows:

                  Year Ending
                  March 31,                     Amount
                  ---------                 ------------
                       2002                 $     12,274
                       2003                       25,585
                       2004                       14,771
                       2005                        1,246
                       2006                          -
                       2007 and thereafter           -
                                            ------------
 Total future minimum lease payments              53,876

 Less, amount representing interest               (5,697)
                                            ------------
 Present value of future minimum
  lease payments                            $     48,179
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
                           ===============    ================   ==============


As of March 31, 2001 the Company overpaid its federal income taxes by $23,493.

As of March 31, 2001 a deferred tax asset of $426,700 was recognized and recorded.

A reconciliation of income taxes at the federal statutory rate to the effective tax rate is as follows:

                                       2001            2000             1999
                                 -------------    ------------     ------------
Income taxes computed at the
federal statutory rate           $    (427,777)   $          -     $     24,216
Non-deductible allowance for
bad debts                                    -               -           (2,300)
Other non-deductible items               7,387               -           -
Accelerated depreciation expense         8,290               -          (12,300)
                                 -------------    ------------     ------------
Income Tax Expense (Benefit)     $    (412,100)   $          -     $      9,616
                                 =============    ============     ============

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

A summary of the status of the Company's stock warrants as of March 31, 2001 and changes during the six month period ended September 30, 2001 is presented below:

                                        Weighted Average  Weighted Average
                           Warrants     Exercise Price    Grant Date Fair Value
                     ---------------  ------------------  ---------------------
Outstanding,
March 31, 2001             5,500,000  $             1.20  $             0.01
Granted                       25,000                2.00                0.00
Exercised                          -                   -                   -
Expired/canceled                   -                   -                   -
                     ---------------  ------------------  --------------------
Outstanding,
September 30, 2001         5,525,000  $             1.20  $             0.01
                     ===============  ==================  ====================

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

A summary of the status of the Company's stock options as of March 31, 2001 and changes during the six month period ended September 30, 2001 is presented below:


                                                    Weighted        Weighted
                                                    Average         Average
                                                    Exercise        Grant Date
                                     Options        Price           Fair Value
                                    ---------    -------------    -------------
Outstanding, March 31, 2001         1,295,000    $        1.01    $        0.00
Granted                                     -                -                -
Exercised                                   -                -                -
Expired/canceled                            -                -                -
                                    ---------    -------------    -------------
Outstanding, September 30, 2001     1,295,000    $        1.01    $        0.00
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

Financial information for the year ended March 31, 2001 and the six months ended September 30, 2001 with respect to the reportable segments is as follows:

                               Seafood                Fishing               Freshwater
                                                        Bait                   Shrimp
($ 000's)                March 31,  Sept 30,    March 31,    Sept 30,    March 31,   Sept 30,
                            2001       2001        2001        2001        2001        2001
                            ----       ----        ----        ----        ----        ----
Cash                       $1,254    $  164     $     59     $    80      $    -      $    -

Fixed assets, net           1,332     1,273          463         426          551        879

Total assets                4,924     5,210        1,789       1,804          711      1,026

Total liabilities           2,304     2,513          575         975          174        164

External revenues          14,788     5,153        2,216       2,115           73        135

Cost of goods sold         12,973     3,522        1,561       1,292          186        106

Other income (expense)     (1,875)      (11)      (1,324)        (11)        (119)        (6)

Segment profit (loss)
before tax effect             148       171         (669)       (143)        (232)       (62)

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

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   September 30, 2001, 2000 and March 31, 2001


NOTE 14 - DISCONTINUED OPERATIONS (Continued)

                                           For the Years Ended March 31,
                             --------------------------------------------------
                                   2001             2000              1999
                             ---------------  ---------------  ----------------
NET SALES                    $         -      $       613,439  $        826,059

EXPENSES
Cost of sales                          -              108,462           357,258
Depreciation expense                   9,742           37,491            32,306
Selling, general
and administrative                   134,573          504,628           664,229
                             ---------------  ---------------  ----------------
Total Expenses                       144,315          650,581         1,053,793
                             ---------------  ---------------  ----------------

LOSS BEFORE OTHER INCOME
(EXPENSES)                          (144,315)         (37,142)         (227,734)
                             ---------------  ---------------  ----------------

OTHER INCOME (EXPENSES)
Other income                           -                  181             1,000
Gain (loss) on
disposition of assets                  -               56,662            16,037
Interest expense                       -              (46,040)          (42,644)
                             ---------------  ---------------  ----------------
Total Other Income
 (Expenses)                            -              (10,803)          (25,607)
                             ---------------  ---------------  ----------------

NET LOSS BEFORE INCOME TAXES        (144,315)           -                 -

INCOME TAX (BENEFIT)                 (54,840)           -                 -
                             ---------------  ---------------  ----------------

LOSS FROM DISCONTINUED
OPERATIONS NET OF TAX EFFECT $       (89,475) $       (47,945) $       (253,341)
                             ===============  ===============  ================

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

         2.The following is a reconciliation of the September 30, 2001 consolidated financial statements as originally reported to the restated September 30, 2001 financial statements:

                                                          For the Interim Period Ended
                                                               September 30, 2001
                                          ----------------------------------------------------------
                                              As reported         As adjusted         Difference
                                          ------------------  ------------------  ------------------
              Assets                      $        7,738,335  $        8,040,231  $          301,897
              Liabilities                          3,652,333           3,652,333                   -
              Stockholders' equity                 4,086,001           4,387,898             301,897
              Net Loss                             (142,061)             (48,361)             93,700
              Loss per share                          (0.01)               (0.00)               0.01

         Difference represents depree miscalculated for the year ended March 31, 2001 and the six months ended September 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following selected financial data, as of, and for each of the comparable fiscal quarters and six month periods ended September 30, have been extracted from the restated unaudited financial statements of the Company, a copy of which is included herein. All such data should be read only in conjunction with, and is qualified in their entirety by reference to, the Company's financial statements and accompanying notes.

                             SELECTED FINANCIAL DATA
                  (Dollars in thousands, except per share data)

                                AS OF AND FOR THE
                     THREE MONTH PERIOD ENDED SEPTEMBER 30,

INCOME STATEMENT

                                           Percentage                           Percentage
                              2001        of Net Sales            2000         of Net Sales
                              -----       ------------            ----         ------------
REVENUE:                   $   3,693         100 %              $  5,266           100 %

OPER. EXPENSES             $   3,940         107 %              $  5,424           103 %

INCOME BEFORE
OTHER ITEMS                $    (246)         (7 %)             $   (158)           (3 %)

OTHER INC (EXP)            $       5           0 %              $    (94)           (2 %)

NET INCOME
BEFORE TAX                 $    (242)         (7 %)             $   (252)           (5 %)

PROVISION FOR
INCOME TAX                 $       0                            $      0
                           ---------                            --------

NET INCOME                 $    (242)         (7 %)             $   (252)           (5 %)

NET INCOME (LOSS)
PER SHARE (1)              $    (.02)                           $   (.02)


                                AS OF AND FOR THE
                      SIX MONTH PERIOD ENDED SEPTEMBER 30,

INCOME STATEMENT

                                           Percentage                           Percentage
                              2001        of Net Sales            2000         of Net Sales
                              -----       ------------            ----         ------------
REVENUE:                   $   7,404         100 %              $  9,211           100 %

OPER. EXPENSES             $   7,409         101 %              $  9,608           104 %

INCOME BEFORE
OTHER ITEMS                $      (5)         (0 %)             $   (397)           (4 %)

OTHER INC (EXP)            $     (29)         (0 %)             $    (33)           (0 %)

NET INCOME
BEFORE TAX                 $     (34)         (0 %)             $   (430)           (5 %)

PROVISION FOR
INCOME TAX                 $      14                            $      0
                           ---------                            --------

NET INCOME                 $     (48)         (1 %)             $   (430)           (5 %)

NET INCOME (LOSS)
PER SHARE  (1)             $    (.00)                           $   (.03)

                                       SEPTEMBER 30, 2001       MARCH 31, 2001
                                     ----------------------     --------------

BALANCE SHEET:

TOTAL ASSETS:                              $   8,040              $   7,424

LONG-TERM OBLIGATIONS: (2)                 $   1,532              $   1,550

TOTAL STOCKHOLDERS' EQUITY                 $   4,388              $   4,370


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

Results of Operations


We reported a consolidated net loss from operations for the six months period ending September 30, 2001 of ($48,361) compared to a net operating loss of ($430,172) in the same period last year. The operations of our core business remained profitable despite the comparative decline of 36% in overall volume. Killer Bee reported a loss of ($146,962) which was primarily due to POS adjustments described above. In the same six month period last year, Killer Bee recorded a loss of ($384,463). Our aquaculture business reported at a ($62,273) loss.


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

Operating Activities


Our Consolidated Statement of Cash Flows reported $1,071,764 in funds used by operating activities in the six months ended September 30, 2001 compared to $967,829 used in operating activities in the September 30, 2000 period. The primary factors involved increases in both accounts receivable and inventory that exceeded the increase in accounts payable. The operating loss used $48,361 in funds, while Depreciation and Amortization provided $211,691.


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