Form 10QSB/A
period 2001-12-31
GLOBAL SEAFOOD TECHNOLOGIES INC
filed 2002-03-21
CIK 1080533

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

                         PART 1 - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS - Restated


Consolidated Balance Sheets as of December 31, 2001
   and March 31, 2001                                                F-1 - F-2

Consolidated Statements of Operations for the three months
   ended December 31, 2001 and December 31, 2000                        F-3

Consolidated Statements of Operations for the nine months
   ended December 31, 2001 and December 31, 2000                        F-3

Consolidated Statements of Cash Flows for the nine months
   ended December 31, 2001 and December 31, 2000                        F-4

Consolidated Statement of Shareholders Equity                           F-5

Notes to the financial statements                                    F-6 - F-23

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                       RESTATED CONSOLIDATED BALANCE SHEET

                                                                             FYE
                                                    AUDITED                UNAUDITED
                                                    March 31              December 31
                                                     2001                    2001
CURRENT ASSETS
Cash and cash equivalents                      $      1,313,729        $       (111,132)
Accounts Receivable                            $      1,719,136        $      1,934,058
Accounts Receivable - Related                  $        299,918        $        347,218
Pre-paid income taxes                          $         23,493        $         23,493
Pre-paid Expenses                              $              -        $          9,000
Inventories                                    $        865,003        $      1,722,486
Deferred tax asset, current                    $              -        $              -
                                               -----------------       -----------------
TOTAL CURRENT ASSETS                           $      4,221,279        $      3,925,123

PROPERTY AND EQUIPMENT
Land                                           $        105,717        $        146,840
Buildings and Improvements                     $      1,276,505        $      1,553,917
Furniture and Fixtures                         $          8,098        $          8,098
Machinery and Equipment                        $      3,322,471        $      3,401,662
Vehicles                                       $         20,600        $         67,325
Water Well                                     $        121,441        $        121,441
                                               -----------------       -----------------
TOTAL FIXED ASSETS                             $      4,854,832        $      5,299,283
Less Accumulated Depreciation                  $     (2,509,116)       $     (2,770,272)
                                               -----------------       -----------------
PROPERTY AND EQUIPMENT, NET                    $      2,345,716        $      2,529,011

OTHER ASSETS
Deferred tax asset                             $        426,700        $        426,700
Goodwill                                       $        273,000        $        243,750
Assets Recoverable Under Insurance             $        147,896        $        147,897
Deposits                                       $          8,957        $         18,957
                                               -----------------       -----------------
Total Other Assets                             $        856,553        $        837,304

TOTAL ASSETS                                   $      7,423,548        $      7,291,439


The accompanying notes are an integral part of these consolidated financial statements

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                       RESTATED CONSOLIDATED BALANCE SHEET

                                                                             FYE
                                                   AUDITED                UNAUDITED
                                                   March 31              December 31
                                                     2001                    2001
CURRENT LIABILITIES
Accounts Payable                               $      1,346,557        $      1,321,640
Accounts Payable - Related                     $          -            $          -
Accrued expenses                               $         43,382        $         24,067
Income taxes payable                           $          -            $         14,145
Insurance Advances                             $          -            $        252,846
Line of Credit                                 $          -            $         76,000
Notes Payable, current portion                 $        199,144        $        223,363
Notes Payable - Related                        $        113,500        $        101,000
Obligations under capital leases               $         20,880        $         22,166
                                               -----------------       -----------------
TOTAL CURRENT LIABILITIES                      $      1,723,463        $      2,035,227

LONG-TERM LIABILITIES
Notes Payable                                  $      1,296,405        $      1,202,883
Obligations under capital leases               $         33,367        $         20,725
                                               -----------------       -----------------
TOTAL LONG-TERM LIABILITIES                    $      1,329,772        $      1,223,608

TOTAL LIABILITIES                              $      3,053,235        $      3,258,835

STOCKHOLDER'S EQUITY
Preferred stock                                $            200        $          -
(Issued and outstanding)                                200,000
Common stock                                   $         14,234        $         15,723
(Issued and outstanding)                             14,233,861              15,722,866
Additional Paid-in Capital                     $      5,628,515        $      5,677,226
Prepaid Non-compete                            $        (79,723)       $        (55,806)
Subscription Receivable                        $        (46,486)       $        (46,486)
Retained Earnings                              $     (1,146,427)       $     (1,558,053)
                                               -----------------       -----------------
TOTAL STOCKHOLDER'S EQUITY                     $      4,370,313        $      4,032,604

TOT. LIAB. AND EQUITY                          $      7,423,548        $      7,291,439


The accompanying notes are an integral part of these consolidated financial statements

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                UNAUDITED                               UNAUDITED
                                   For Three Months Ending December 31    For Nine Months Ending December 31
                                          2000              2001                   2000              2001
                                                         Restated                                 Restated
Processing Sales                      $    415,871      $   273,925           $   1,641,222     $     999,436
Sales of Product                      $  4,517,851      $ 3,087,788           $  12,503,739     $   9,621,931
                                      ------------      -----------           -------------     -------------
NET SALES                             $  4,933,722      $ 3,361,713           $  14,144,961     $  10,621,367

EXPENSES
Cost of Sales                         $  3,867,453      $ 2,663,573           $  11,149,150     $   7,453,409
Non-compete covenant                  $      7,972      $     7,972           $      23,917     $      23,917
Depreciation & amortization           $     92,385      $    94,657           $     290,631     $     290,405
Bad debt expense                      $        363      $     -               $         363     $       -
Selling, general and administrative   $  1,189,611      $   898,974           $   3,302,224     $   3,199,140
                                      ------------      -----------           -------------     -------------
TOTAL EXPENSES                        $  5,157,784      $ 3,665,177           $  14,766,285     $  10,966,870

INCOME BEFORE OTHER ITEMS             $   (224,062)     $  (303,464)          $    (621,324)    $    (345,503)

Other income                          $    194,898      $    10,917           $     215,163     $      48,751
Interest income                       $      8,378      $       465           $      34,316     $       9,769
Gain of disposition of assets         $      -          $     -               $       -         $       -
Interest expense                      $    (30,037)     $   (38,503)          $    (109,150)    $    (120,419)
                                      ------------      -----------           -------------     -------------
TOTAL OTHER INCOME (EXPENSE)          $    173,239      $   (27,121)          $     140,329     $     (61,899)

NET INCOME BEFORE TAXES               $    (50,823)     $  (330,585)          $    (480,995)    $    (407,403)

PROVISION FOR TAXES                   $      -          $    (9,997)          $           -     $       4,223

NET INCOME                            $    (50,823)     $  (340,582)          $    (480,995)    $    (411,626)

Basic Earnings (Loss) Per Share       $      (0.00)     $     (0.02)          $       (0.04)    $       (0.03)

Fully Diluted Earnings (Loss)
 Per Share                            $      (0.00)     $     (0.02)          $       (0.04)    $       (0.03)


           The accompanying notes are an integral part of these consolidated financial statements

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   UNAUDITED
                                                                       For Nine Months Ending December 31
                                                                       2000                           2001
                                                                                                     Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                 $     (480,995)               $     (411,626)
Adjustments to Net Income:
Depreciation & Amortization                                       $      290,633                $      290,405
Decrease in Prepaid Non-Compete                                   $       23,917                $       23,917
(Gain) Loss on Sale of Assets                                     $            -                $            -
Bad Debts                                                         $            -                $            -
Changes in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable
and Accounts Receivable Related                                   $     (699,972)               $     (262,222)
(Increase) Decrease in Taxes Receivable                           $       40,463                $            -
(Increase) Decrease in Deferred Tax Asset                         $            -                $            -
(Increase) Decrease in Inventories                                $     (261,254)               $     (857,483)
(Increase) Decrease in Pre-paid Expenses                          $            -                $       (9,000)
(Increase) Decrease in Deposits                                   $          267                $      (10,000)
Increase (Decrease) in Accounts Payable
and Accounts Payable Related                                      $    1,058,299                $      (24,916)
Increase (Decrease) in Taxes Payable                              $           16                $       14,145
Increase (Decrease) in Accrued Expenses                           $       (2,089)               $      (19,315)
                                                                  --------------                --------------
Net Cash Provided (Used) by Operating Activities                  $      (30,715)               $   (1,266,096)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of Property and Equipment                                    $            -                $            -
Purchase of Property and Equipment                                $     (409,231)               $     (444,451)
                                                                  --------------                --------------
Net Cash Used in Investing Activities                             $     (409,231)               $     (444,451)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additional Capital Contributed                                    $            -                $       50,000
Insurance Advances                                                $            -                $      252,846
Payments on Notes Payable and Leases Payable                      $      (84,907)               $     (109,496)
Proceeds From Notes Payable and Leases Payable                    $            -                $       92,338
                                                                  --------------                --------------
Net Cash Provided (Used by) Financing Activities                  $      (84,907)               $      285,687

NET INCREASE (DECREASE) IN CASH                                   $     (524,853)               $   (1,424,861)

BEGINNING CASH AND CASH EQUIVALENTS                               $    1,303,120                $    1,313,729

ENDING CASH AND CASH EQUIVALENTS                                  $      778,267                $     (111,132)

                 The accompanying notes are an integral part of these consolidated financial statements

                                               GLOBAL SEAFOOD TECHNOLOGIES, INC.
                                      Restated Consolidated Statements of Shareholders' Equity



                                         Preferred Stock            Common Stock         Additional                   Retained
                                     ------------------------  -----------------------   Paid-in    Subscription      Earnings
                                       Shares       Amount       Shares      Amount      Capital     Receivable       (Deficit)
                                     -----------  -----------  ----------   ---------- ------------ -------------    -------------
Balance, March 31, 2001                 200,000      $200      14,233,861    $14,234   $5,628,515     ($46,486)      $ (1,146,427)

Outstanding preferred stock converted
to common stock                        (200,000)     (200)      1,464,005      1,464       (1,264)

Common stock issued for cash in
June 2001                                                          25,000         25       49,975

Net income for nine months ended
December 31, 2001                                                                                                        (411,626)

Balance, December 31, 2001                    0         0      15,722,866     15,723    5,677,226      (46,486)        (1,558,053)
                                        =======      ====      ==========    =======   ==========     ========       ============


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

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   December 31, 2001, 2000 and March 31, 2001


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

d. Basic and Fully Diluted Earnings Per Share (Continued)

                                        Basic Earnings (Loss) Per Share


                                   For the Year Ended             For the Nine Months Ended
                                            March 31,                     December 31,
                                                 2001                  2001                  2000
                                   ------------------    ------------------    ------------------
Income (loss) - numerator                    (485,131)   $         (411,626)   $         (480,995)
Shares - denominator                       13,281,970            15,319,450            13,154,136
                                   ------------------    ------------------    ------------------
Per  share amount                  $            (0.04)   $            (0.03)   $            (0.04)
                                   ==================    ==================    ==================
                                         Fully Diluted Earnings (Loss) Per Share

                                   For the Year Ended             For the Nine Months Ended
                                             March 31,                  December 31,
                                                 2001                  2001                 2000
                                   ------------------    ------------------    ------------------
Income (loss) - numerator                    (485,131)   $         (411,626)   $         (480,995)
Shares - denominator                       13,281,970            15,319,450            13,154,136
                                   ------------------    ------------------    ------------------
Per share amount                   $            (0.04)   $            (0.03)   $            (0.04)
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

NOTE 2 -      PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                March 31,        December 31,
                                            ----------------  -----------------
                                                   2001              2001
                                            ----------------  -----------------
Land                                        $        105,717  $         146,840
Buildings and improvements                         1,276,505          1,553,917
Furniture and fixtures                                 8,098              8,098
Machinery and equipment                            3,322,471          3,401,662
Vehicles                                              20,600             67,325
Water well                                           121,441            121,441
                                            ----------------  -----------------
Total                                              4,854,832          5,299,283

Less accumulated depreciation                    (2,509,116)         (2,770,272)
                                            ----------------  -----------------
Property and equipment - net                $      2,345,716  $       2,529,011
                                            ================  =================

Depreciation expense for the year ended March 31, 2001, and the nine months periods ending December 31, 2001 and 2000 was $317,717, $290,405 and $290,631,
respectively.

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

                                          March 31,  December 31,   December 31,
                                              2001          2001           2000
                                    -------------- -------------- --------------

Note payable, secured by property,
interest at 8.05%,interest and
principal payments of $16,124 due
monthly,matures on July 5, 2003.       $ 1,064,857 $     983,024    $ 1,091,428

Note payable, secured by property,
interest at 9.0%,interest and
principal payments of $1,497 due
monthly, matures on July 1, 2012.          131,051       126,247        132,555

Note payable, secured by property,
interest at 8.0%,interest and
principal payments of $702 due
monthly,matures on November 23, 2003.       19,784        14,501         21,496

Note payable, secured by property,
interest at 7.5%,interest and
principal payments of $399 due
monthly, matures on November 15,
2002.                                        7,478         4,231          8,182

                                       ------------  -----------    ------------
Balance forward                        $ 1,223,170   $ 1,128,003    $ 1,253,661
                                       ------------  -----------    ------------

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   December 31, 2001, 2000 and March 31, 2001


NOTE 3 - NOTES PAYABLE (Continued)


                                         March 31,  December 31,   December 31,
                                              2001          2001           2000
                                       -----------   -----------    -----------
Balance forward                        $ 1,223,170   $ 1,128,003    $ 1,253,661
                                       -----------   -----------    -----------

Note payable, secured by property,
interest at 7.5%,interest and
principal payments of $737 due
monthly, matures on October 15, 2002.       13,152         7,089         15,083

Note payable to a bank, secured by
property and equipment,interest at
9.25%, interest and principal
payments of $440 due monthly, matures
in September 2002.                           7,379         3,817          8,512

Note payable to a bank, secured by
property and equipment, interest at
8.0%, interest and principal payments
of $492 due monthly, matures in
January 2004.                               15,079        11,387         16,267

Note payable to a bank, secured by
property, interest at 8.0%, interest
and principal payments of $1,531 due
monthly, matures in June 2004.              52,310        41,411         55,900

Note payable to a bank, secured by
property, interest at 8.0%, interest
and principal payments of $1,369 due
monthly, matures in September 2005.         59,739        50,245         62,466

Note payable to a bank, secured by
property, interest at 8.50%, interest
and principal payments of $739 due
monthly, matures in March 2004.             23,360        17,777           -

Note payable to a bank, secured by
property, Interest at 8.50%, interest
plus principal payments of $1,124 due
monthly, matures in January 2005.           51,682        40,474           -
                                       -----------   -----------    -----------
Balance forward                        $ 1,445,871   $ 1,300,203    $ 1,411,889
                                       -----------   -----------    -----------

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   December 31, 2001, 2000 and March 31, 2001


NOTE 3 - NOTES PAYABLE (Continued)

                                         March 31,  December 31,   December 31,
                                              2001          2001           2000
                                       -----------   -----------    -----------
Balance forward                        $ 1,445,871   $ 1,300,203    $ 1,411,889
                                       -----------   -----------    -----------

Note payable to a bank, secured by
property, interest at 8.0%, interest
and principal payments of $1,447 due
monthly, matures June 2004.                 49,442        39,140         52,836

Note payable, secured by equipment,
interest at 9.4%, interest and
principal payments of $813 due
monthly, matures May 2006.                    -           33,960           -

Note Payable, secured by property,
interest at 6.5%, interest and
principal payments of $470 due
monthly, matures September 2006.              -           52,941

Other notes payable                            236          -               378
                                       -----------   -----------    -----------
Total notes payable                      1,495,549     1,426,244      1,465,103

Less: current portion                     (199,144)     (221,758)      (183,069)
                                       -----------   -----------    -----------
Long-term notes payable                $ 1,296,405   $ 1,261,620    $ 1,282,034
                                       ===========   ===========    ===========


As of December 31, 2001 maturities of long-term debt are as follows:

             Year Ending
               March 31,                                Amount
               ---------                                ------
                  2002                            $       39,616
                  2003                                   220,172
                  2004                                   920,936
                  2005                                    55,354
                  2006                                    57,881
                  2007 and thereafter                    132,285
                                                  --------------
                      Total                       $    1,426,244
                                                  ==============



NOTE 4 - NOTES PAYABLE - RELATED PARTIES

                                   March 31,      December 31,      December 31,
                                     2001             2001              2000
                                --------------  ---------------  ---------------



Note payable to shareholder,
unsecured, interest at 10%,
interest payments due quarterly
and annually, principal amount
is due on demand.                  $    113,500   $     101,000   $     113,500
                                   ------------   -------------   -------------
Total notes payable - related      $    113,500   $     101,000   $     113,500
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
                                ==============  ===============  ===============

The future minimum lease payments under these capital leases and the net present value of the future minimum lease payments are as follows:

            Year Ending
                  March 31,                     Amount
                  ---------                     ------
                       2002                 $         6,596
                       2003                          25,585
                       2004                          14,771
                       2005                           1,246
                       2006                            -
                       2007 and thereafter             -
                                            ---------------
 Total future minimum lease payments                 48,198

 Less, amount representing interest                  (5,307)
                                            ---------------
 Present value of future minimum
  lease payments                            $        42,891
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

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   December 31, 2001, 2000 and March 31, 2001


NOTE 8 - INCOME TAXES (Continued)

Income tax accounts as of March 31, 2001 and 2000 are detailed in the following summary:

                                                         March 31,
                                          --------------------------------------
                                                   2001               2000
                                          ------------------  ------------------
Deferred income tax asset                 $          426,700  $           14,600

Non-current deferred income taxes                  (426,700)            (12,300)
                                          ------------------  ------------------
Current deferred income tax asset         $           -       $            2,300
                                          ==================  ==================


Provision for income taxes for the year ended March 31, 2001, and nine months ended December 31, 2001 and 2000 consisted of the following:

                                  March 31,        December 31,     December 31,
                                       2001                2001             2000
                            ---------------    ----------------   --------------
Current:
Federal income taxes        $        -         $         -        $         -
State income taxes                   -                    4,223             -
Deferred:
Federal and state income
taxes                             (412,100)              -                  -
                            ---------------    ----------------   --------------
Total provision for
income taxes               $      (412,100)    $          4,223   $         -
                            ===============    ================   ==============


As of March 31, 2001 the Company overpaid its federal income taxes by $23,493.

As of March 31, 2001 a deferred tax asset of $426,700 was recognized and recorded.

A reconciliation of income taxes at the federal statutory rate to the effective tax rate is as follows:

                                      2001                2000              1999
                            ---------------    ----------------   --------------
Income taxes computed at the
federal statutory rate      $      (427,777)   $         -        $       24,216
Non-deductible allowance for
bad debts                           -                   -                (2,300)
Other non-deductible items           7,387              -                -
Accelerated depreciation expense     8,290              -               (12,300)
                            ---------------    ----------------   --------------
Income Tax Expense (Benefit)$      (412,100)   $         -        $        9,616
                            ===============    ================   ==============

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

Leases

The Company has entered into several non-cancelable leases, accounted for as operating leases, of certain machinery and equipment used in operations. The minimum future payments required under the operating leases are as follows:

                  Year Ending
                    March 31,                                     Amount
                       2002                                 $            4,085
                       2003                                             10,894
                       2004                                              5,147
                       2005                                             -
                       2006                                             -
                       2007 and thereafter                              -
                                                            ------------------
                            Total                           $           20,126
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

               A summary of the status of the Company's stock options as of
                       March 31, 2001 and changes during the six month period ended September 30, 2001 is presented below:


                                                Weighted           Weighted
                                                Average            Average
                                                Exercise           Grant Date
                             Options            Price              Fair Value
                       -----------------  ------------------  ------------------

Outstanding, March 31,2001     1,295,000       $        1.01       $        0.00
Granted                                -                   -                   -
Exercised                              -                   -                   -
Expired/canceled                       -                   -                   -
                       -----------------  ------------------  ------------------
Outstanding, December 31,2001  1,295,000       $        1.01       $        0.00
                       =================  ==================  ==================

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

Financial information for the year ended March 31, 2001 and the nine months ended December 31, 2001 with respect to the reportable segments is as follows:

                              Seafood                Fishing              Freshwater
                                                       Bait                  Shrimp
($ 000's)              March 31,   Dec 31,     March 31,    Dec 31,    March 31,    Dec 31,
                          2001      2001         2001        2001        2001        2001
                          ----      ----         ----        ----        ----        ----
Cash                     $1,254    $(130)      $    59     $    19      $    -      $    -

Fixed assets, net         1,332     1,214          463         405          551        910

Total assets              4,924     4,583        1,789       1,649          711      1,059

Total liabilities         2,304     2,329          575         772          174        158

External revenues        14,788     8,064        2,216       2,401           73        156

Cost of goods sold       12,973     5,912        1,561       1,363          186        178

Other income (expense)   (1,875)      (30)      (1,324)        (22)        (119)      (10)

Segment profit (loss)
before tax effect           148       156         (669)       (418)        (232)     (145)

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

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   December 31, 2001, 2000 and March 31, 2001


NOTE 14 - DISCONTINUED OPERATIONS (Continued)

                                        For the Years Ended March 31,
                              ------------------------------------------------
                                   2001              2000              1999
                              ---------------  -------------   ---------------
NET SALES                     $         -      $     613,439   $       826,059

EXPENSES
Cost of sales                           -            108,462           357,258
Depreciation expense                    9,742         37,491            32,306
Selling, general
and administrative                    134,573        504,628           664,229
                              ---------------  -------------   ---------------
Total Expenses                        144,315        650,581         1,053,793
                              ---------------  -------------   ---------------

LOSS BEFORE OTHER INCOME
(EXPENSES)                           (144,315)       (37,142)         (227,734)
                              ---------------  -------------   ---------------

OTHER INCOME (EXPENSES)
Other income                            -                181             1,000
Gain (loss) on
 disposition of assets                  -             56,662            16,037
Interest expense                        -            (46,040)          (42,644)
                              ---------------  -------------   ---------------
Total Other Income
 (Expenses)                             -            (10,803)          (25,607)
                              ---------------  -------------   ---------------

NET LOSS BEFORE INCOME TAXES         (144,315)         -                 -

INCOME TAX (BENEFIT)                  (54,840)         -                 -
                              ---------------  -------------   ---------------
LOSS FROM DISCONTINUED
OPERATIONS NET OF TAX EFFECT  $       (89,475) $     (47,945)  $      (253,341)
                              ===============  =============   ===============

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   December 31, 2001, 2000 and March 31, 2001


NOTE 15 - CORRECTIONS OF CERTAIN ERRORS

         1. The following is a reconciliation of the March 31, 2001 consolidated financial statements as originally reported to the restated March 31, 2001 financial statements:

                                              For the Year Ended
                                                March 31, 2001
                                ----------------------------------------------
                                  As reported     As adjusted     Difference
                                --------------  --------------  --------------
         Assets                 $    7,215,351  $    7,423,548  $     208,197
         Liabilities                 3,053,235       3,053,235              -
         Stockholders' equity        4,162,116       4,370,313        208,197
         Net loss                     (693,328)       (485,131)      (208,197)
         Loss per share                  (0.05)          (0.04)          0.01


         Difference represents depreciation expense miscalculated for the year ended March 31, 2001.


         2.The following is a reconciliation of the December 31, 2001 consolidated financial statements as originally reported to the restated December 31, 2001 financial statements:

                                          For the Interim Period Ended
                                                December 31, 2001
                                ----------------------------------------------
                                  As reported     As adjusted     Difference
                                --------------  --------------  --------------
         Assets                 $    6,939,476  $    7,291,439  $      351,963
         Liabilities                 3,258,835       3,258,835               -
         Stockholders' equity        3,680,641       4,032,604         351,963
         Net Loss                     (555,391)       (411,626)        143,765
         Loss per share                  (0.04)          (0.03)           0.01


         Difference represents depreciation expense miscalculated for the year ended March 31, 2001 and the nine months ended December 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following selected financial data, as of, and for each of the comparable fiscal quarters and nine month periods ended December 31, have been extracted from the restated unaudited financial statements of the Company, a copy of which is included herein. All such data should be read only in conjunction with, and is qualified in their entirety by reference to, the Company's financial statements and accompanying notes.


                             SELECTED FINANCIAL DATA
                  (Dollars in thousands, except per share data)

                                AS OF AND FOR THE
                      THREE MONTH PERIOD ENDED DECEMBER 31,

INCOME STATEMENT
                                      Percentage                    Percentage
                           2001      of Net Sales         2000     of Net Sales
                           ----      ------------         ----     ------------

REVENUE:               $   3,362        100 %          $ 4,934          100 %

OPER. EXPENSES         $   3,665        109 %          $ 5,158          105 %

INCOME BEFORE

OTHER ITEMS            $    (303)        (9 %)         $  (224)          (5 %)

OTHER INC (EXP)        $     (27)        (1 %)         $   173            4 %

NET INCOME
BEFORE TAX             $    (331)       (10 %)         $   (51)          (1 %)

PROVISION FOR
INCOME TAX             $     (10)                      $     0
                       ---------                       -------

NET INCOME             $    (341)       (10 %)         $   (51)          (1 %)

NET INCOME (LOSS)
PER SHARE (1)          $    (.02)                      $  (.00)

                                AS OF AND FOR THE
                      NINE MONTH PERIOD ENDED DECEMBER 31,

INCOME STATEMENT
                                      Percentage                    Percentage
                           2001      of Net Sales         2000     of Net Sales
                           ----      ------------         ----     ------------
REVENUE:               $  10,621        100 %         $ 14,145          100 %


OPER. EXPENSES         $  10,967        103 %         $ 14,766          104 %

INCOME BEFORE
OTHER ITEMS            $    (346)        (3 %)        $   (621)          (4 %)

OTHER INC (EXP)        $     (62)        (1 %)        $    140            1 %

NET INCOME
BEFORE TAX             $    (407)        (4 %)        $   (481)          (3 %)

PROVISION FOR
INCOME TAX             $       4                      $      0
                       ---------                      --------

NET INCOME             $    (411)        (4 %)        $   (481)          (3 %)

NET INCOME (LOSS)
PER SHARE (1)          $    (.03)                     $   (.04)


                                      DECEMBER 31, 2001        MARCH 31, 2001
                                    ---------------------      --------------

BALANCE SHEET:

TOTAL ASSETS:                              $   7,291             $   7,424

LONG-TERM OBLIGATIONS: (2)                 $   1,545             $   1,550

TOTAL STOCKHOLDERS' EQUITY                 $   4,033             $   4,370
-------------------
(1) Net Income (Loss) from continuing operations per share includes the weighted average number of shares of the Company's common capital outstanding

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

Results of Operations


We reported a consolidated net loss from operations for the nine months ended December 31, 2001 of $411,626 compared to a net operating loss of $480,995 in the same period last year. The operations of our core business were marginally profitable despite the comparative decline of 34% in overall volume. Killer Bee reported a loss of $418,197 which was primarily due to POS adjustments described above which lead to a $234,450 loss during the last three months. Killer Bee recorded a loss of $566,476 during the nine months ending December 31, 2000. Our aquaculture business reported a loss of $145,096 from operations for the nine months period ending December 31, 2001.


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

Operating Activities


Our Consolidated Statement of Cash Flows reported $1,266,096 in funds used by operating activities in the nine months ended December 31, 2001 compared to $30,715 used in operating activities in the December 31, 2000 period. The primary factors involved increases in both accounts receivable and inventory that exceeded the increase in accounts payable. The operating loss used $411,626 in funds, while Depreciation and Amortization provided $290,405.

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


March 15, 2002                      GLOBAL SEAFOOD TECHNOLOGIES, INC.





                                    By: /s/ Brent Gutierrez
                                       --------------------------------------
                                       Brent Gutierrez,
                                       President and Chief Executive Officer