Form 10KSB
period 2002-03-31
GLOBAL SEAFOOD TECHNOLOGIES INC
filed 2002-06-28
CIK 1080533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2002
                         Commission File Number 0-28495

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

            Nevada                                              93-1219887
 --------------------------------                           ------------------
 (State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                             Identification No.)

555 Bayview Avenue
Biloxi, Mississippi                                               39530
----------------------------------------                        -----------
(Address of principal executive offices)                        (zip code)

Issuer's telephone number:          (228) 435-3632
                                    --------------

Securities registered under Section 12 (b) of the Exchange Act:        None

Securities registered under Section 12 (g) of the Exchange Act:   Common Stock
                                                                ----------------
                                                                (Title of class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (___)

The issuer's revenues for its most recent fiscal year ended March 31, 2002 were $13,741,779

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price at which common equity was sold, as of June 14, 2002 was $4,304,114 (calculated by excluding shares owned beneficially by directors and officers).

The number of shares of issuer's common equity outstanding as of June 14, 2002 was 16,368,418.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the following parts of this Form 10-KSB: certain information required in Part III of this Form 10-KSB is incorporated from the issuer's Proxy Statement for its 2002 Annual Meeting of Shareholders and certain information required in Parts I and II of this Form 10-KSB is incorporated from its Annual Report to Shareholders for the year ended March 31, 2002.

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

Our core business is the processing and packaging of shrimp through our IQF (individual quick freeze) processing plant in Biloxi, MS. We are also engaged in the aquaculture production of freshwater shrimp, and processing, packaging, and distribution of bait products for recreational fishing.

We were founded as Custom Pack, Inc., which was incorporated under the laws of the State of Mississippi in 1988. Through a reverse merger completed in 1995, Custom Pack became a wholly-owned subsidiary of International Custom Pack, Inc., the successor in name to predecessor entities Enviro Solutions International, Inc. and Rue de Rivoli Perfumeries of America, Ltd., which was incorporated in Nevada in 1986. In December, 1998 the company changed its name to Global Seafood Technologies, Inc. to reflect the expansion of business activities beyond the core business of seafood processing and packaging.

During the last three years, we have worked to improve our processing business, which is conducted through Custom Pack, Inc., through the introduction of value-added products. We started to develop our freshwater shrimp production business during this three-year period, which now includes a commercial hatchery and nursery facility, joint venture farms in the United States and Guyana, and active solicitation of independent growers, who purchase post-larvae and juvenile shrimp. In some cases, these independent growers provide fully mature product to our processing and packaging facilities. Our recreational fishing bait business, operated by our wholly-owned subsidiary, Killer Bee, Inc., has expanded rapidly since inception three years ago, and currently distributes bait products in the Southeastern United States.

Custom Pack
-----------

Our principal line of business is the full-service processing, packaging, and storage of shrimp and other seafood. This business is conducted through our wholly-owned subsidiary, Custom Pack, Inc. ("Custom Pack"). The products are distributed to many of the nation's largest seafood restaurant chains and retail grocery outlets. For the last three fiscal years ending March 31, 2000, 2001 and 2002, the Custom Pack operations accounted for 93%, 87% and 78% of the company's total revenues, respectively. All of the company's sales were in the United States for the last three fiscal years. Foreign or export sales from present operations are not expected to be a material factor in future revenues.

We provide frozen shrimp in variety of sizes and descriptions, which are conveniently packaged for commercial or consumer use. Frozen, headless shrimp (with shell on) is the principal product processed, which is frequently packaged in one-pound and two-pound packages. Peeled shrimp is also processed under private labels for customers or for distribution to restaurants, and is being used increasingly in ready-to cook meal kits for supermarket distribution.

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

Aquaculture
-----------

We are engaged in the development of farm grown freshwater shrimp through our wholly-owned subsidiary, Aquaculture Corporation of America ("ACA"), which last year operated as a division of Custom Pack. In February, 2001 we completed an expansion of our hatchery and nursery facility in Ocean Springs, MS, which was acquired in 1997 as a tilapia farm. The facility has been converted to a hatchery and nursery for freshwater shrimp for stocking in ponds that are operated in joint ventures or by independent growers, and it is currently producing commercial quantities of post-larvae and juveniles. Revenues from this segment are derived from the sale of post-larvae and juveniles, and from the sale of mature shrimp in joint ventures. Custom Pack may realize increased processing volumes in the future, as the farm grown shrimp may be purchased from growers. The revenues from this segment are not presently significant, accounting for 1% of total revenues in the last fiscal year, but continued expansion is anticipated in the current fiscal year. We are actively exploring further opportunities for commercial production arrangements with several independent third parties.

In the Fall of 2000 we entered into a joint venture to establish a freshwater shrimp farm in the Republic of Guyana, where its tropical location is expected to produce year-round grow-out. Our commitment to the enterprise is in the form of technology transfer and the delivery of post-larvae as seed stock. We have no capital commitments, and will share in 20% of the net profits. The joint venture has started slowly, but approximately 300 acres is scheduled for development, and some contribution to revenues may occur during fiscal year 2003.

On February 5, 2002 we entered into a Joint Profit Participation Agreement with AquaPro Corporation for the production of freshwater shrimp in up to 300 acres of ponds that are owned and managed by AquaPro. We have provided the technology and the delivery of post-larvae as seed stock, and will share equally in any net profits.

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

We have developed certain business knowledge and practices relating to the commercial production of freshwater shrimp, which we deem to be proprietary. Patents do not protect this intellectual property, but the company relies upon common law rights and contracts to establish and protect its interests. There can be no assurance that our measures to protect our intellectual property will deter or prevent its unauthorized use, but we believe that we have, at a minimum, established an advantage in the initial commercial production of this product. If we are unable to protect our intellectual property rights, we believe it could negatively affect the results of our future operations through increased competition.

Killer Bee Bait
---------------

We package and distribute recreational fishing bait products through our Killer Bee, Inc. subsidiary, which was acquired in April, 1999. These products include varieties of bait shrimp, catfish bait, eels, cut squid, whole squid, cigar minnows, ballyhoo, frozen chum, and menhaden oil. The products are primarily packaged in frozen form in our own facilities or in contracted facilities in Pascagoula, MS.

In contrast to our Custom Pack operations, this segment of our business concentrates on an entirely different demand segment for products of the sea. However, we utilize many of our supply sources for our seafood business to supply the "Killer Bee Bait" line as well. Because of these established sources of supply, we are in a position to acquire abundant supplies of recreational fishing bait products to support this business, including sources of supply for the key bait product, ballyhoo, which we have further strengthened with new supply sources in Mexico and Nicaragua.

In February, 2001 we acquired the assets and distribution rights of Natural Bait Brokers, which solidified our distribution in the Florida market with the addition of 86 Wal Mart locations. Integration of the business has now given us the leading position in the bait market in the Southeast United States.

The "Killer Bee Bait" name is a registered trade name, and the products are sold through Wal Mart, K Mart, and other large retail outlets, and at independent marinas and bait shops. At the end of the 2000 fiscal year - the first year of introduction to the market - Killer Bee products were being sold in over 100 large retail outlets and to over 200 independent outlets in a 10 state area from Texas to Virginia. At the conclusion of the 2002 fiscal year, distribution had stabilized at over 700 locations. For the last fiscal year, Killer Bee registered $2,881,549 in sales, an increase of 30% from the previous year, and it accounted for 21% of our total revenues.

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

Customer Support
----------------

Custom Pack processes and packages products, principally for the account of third parties under various brand names, and relies on seafood brokers and distributors to market and distribute the products. Aurora Foods/ Van DeCamp is a principal customer. We do not operate under government contracts or other long-term contracts and we have no backlog.

For the fiscal year ended March 31, 2002 Custom Pack's major customers accounted for 31%, 14% and 12% of total company sales, respectively. For the fiscal year ended March 31, 2001, the sales to two customers amounted to 47% and 29%. For the fiscal year ended March 31, 2000, the sales to two Custom Pack customers amounted to 34% and 13% of total company sales. In the opinion of management, the loss of these customers at Custom Pack would have a material, short-term impact on the company, but this business could be generated from other sources, if necessary. One customer of Killer Bee accounted for 12% of total company revenues and 60% of Killer Bee revenues. The loss of this major customer at Killer Bee is not expected, but such an occurrence would have a significant impact on the viability of that subsidiary.

Suppliers
---------

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

In fiscal year ending March 31, 2002, two Custom Pack suppliers accounted for a total of 19% and 11% of purchases, respectively. In fiscal year ending March 31, 2001, two suppliers accounted for a total of 22% and 13% of purchases, respectively. In fiscal year ending March 31, 2000, two Custom Pack suppliers accounted for 27% and 20% of total company purchases, respectively. In the opinion of management, the loss of these suppliers would have a material, short-term impact on our business, but we believe the purchases could be generated from other sources, if necessary.

Statutory and Regulatory Changes
--------------------------------

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

Company Strategy
----------------

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

On February 19, 2002, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC pursuant to which Fusion Capital agreed to purchase on each trading day during the term of the agreement, $12,500 of our common stock or an aggregate of $10 million. The $10 million of common stock is to be purchased over a forty-month period, subject to a six month extension or earlier termination at our discretion. Should the agreement become effective upon the registration of shares, we plan to utilize any proceeds that are drawn to develop these strategies.

Employees
---------

We employ approximately 120 persons during the year, of which approximately 85 persons are employed on a full-time basis. This number does not include its independent commission salesmen, who are classified by the Company as independent contractors rather than employees. The Company's employees are not unionized, and the Company believes that its relationship with its employees is good.

ITEM 2. DESCRIPTION OF PROPERTIES
---------------------------------

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

We maintain insurance for physical loss on all properties described above, and we believe that the amount of this insurance coverage provides adequate protection. On March 30, 2001, our administrative offices, certain office equipment, and a portion of our plant were destroyed by fire, which otherwise did only minimal damage to our processing areas and processing equipment. We were fully insured for total replacement cost, will suffer no loss from this incident, and are currently completing reconstruction of these areas.

Should the company's freezing and storage capacity be affected by widespread municipal power shortages, the company would have a period of five to seven days to address such loss of power through alternative means before any losses would be experienced.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

At the present time, neither the Company nor any of its directors or executive officers, nor any controlling shareholder, is a party to any pending legal or administrative proceeding having the potential for having a material impact on operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

There were no matters submitted to security holders for a vote during the course of the fourth quarter of the last fiscal year. Other matters being submitted to shareholders at the annual meeting are included in proxy material for that meeting and are incorporated by reference.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------

As of March 31, 2002, we reported 16,368,418 outstanding shares of common stock, $.001 par value.

As of March 31, 2002, we had issued and outstanding 6,820,000 warrants and options to purchase additional shares of our common stock at prices ranging between $1.00 to $2.00 and with expiration dates ranging from March 19, 2005 through January 11, 2011.

Our common stock is traded on the over-the counter bulletin board under the symbol "GSFT". The shares have historically not been eligible for listing on any securities exchange or under the NASDAQ system.

The following table sets forth the high and low historical quotes for the periods indicated:

                                               High         Low         Close
                                               ----         ---         -----
         Fiscal Year ending March 31, 2002
         First Quarter (4/1/01-6/30/01)        $ 2.45      $ 1.05        $1.59
         Second Quarter (7/1/01-9/30/01)         2.00        1.13         1.15
         Third Quarter                           1.15         .51          .53
         (10/1/01-12/31/01)
         Fourth Quarter  (1/1/02-3/31/02)        1.35         .53          .81

         Fiscal Year ending March 31, 2001
         First Quarter (4/1/00-6/30/00)          1.03         .52          .75
         Second Quarter (7/1/00-9/30/00)         1.00         .52          .88
         Third Quarter (10/1/00-12/31/00)         .95        .281          .30
         Fourth Quarter  (1/1/01-3/31/01)       3.093         .34         2.22


As of June 4, 2002, there were 315 shareholders of record as reported to us by our transfer agent, and we estimate that there are an additional 4,200 reported beneficial owners of the Company's common stock reported through institutional accounts.

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

On June 23, 1999 we issued an aggregate of 300,000 shares to the following three investors in exchange for $300,000: David Kirshman and Jennifer Grebenschikoff (100,000 shares), Wilfred D. Little (100,000 shares) and Florence H. Ganson Rev. Trust (100,000 shares). In connection with this issuance we relied on the exemption from registration contained in Section 4(2) of the Act for non-public offerings.

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

On May 2, 2001 we issued 1,464,005 shares to Mr. William Schofield, who was a director of the Company at the time, in connection with the conversion of 200,000 shares of convertible preferred shares. In connection with this issuance we relied on the exemption from registration contained in Section 4(2) of the Act for non-public offerings.

On June 13, 2001 we issued an aggregate of 25,000 shares to Donald F. Ford (12,500) and Gerald W. Holaday (12,500) for $50,000 or $2.00 per share in consideration for undertaking the conversion of poultry houses for shrimp production in Morton, MS. In connection with these issuances, we relied on the exemption from registration contained in Section 4(2) of the Act for non-public offerings.

On February 19, 2002, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC pursuant to which Fusion Capital agreed to purchase on each trading day during the term of the agreement, $12,500 of our common stock or an aggregate of $10 million. The $10 million of common stock is to be purchased over a forty-month period, subject to a six month extension or earlier termination at our discretion. The purchase price of the shares of common stock will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price. We have the right to set a minimum purchase price at any time as described below.

We estimate that the maximum number of shares we will sell to Fusion Capital under the common stock purchase agreement will be 8,000,000 shares (exclusive of the 442,152 shares issuable to Fusion Capital as a commitment fee) assuming Fusion Capital purchases all $10 million of common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

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

                                             SELECTED FINANCIAL DATA
                                  (Dollars in thousands, except per share data)
                                     AS OF AND FOR THE YEARS ENDED MARCH 31

                                   Audited        Percentage                          Audited          Percentage
                                   3/31/02       of Net Sales                         3/31/01         of Net Sales
                                                                                     Restated
INCOME STATEMENT

REVENUE:                          $  13,742          100.00                         $  17,076             100.00

COST OF SALES:                    $  10,704           77.89                         $  14,719              86.20

GROSS MARGIN:                     $   3,038           22.11                         $   2,357              13.80

OPER. EXPENSES                    $   3,806           27.70                         $   3,244              19.00

INCOME BEFORE
OTHER ITEMS                       $    (768)          (5.59)                        $    (887)             (5.20)

OTHER INC (EXP)                   $     (66)          (0.48)                        $     134               0.79

NET INCOME
BEFORE TAX                        $    (834)          (6.07)                        $    (753)             (4.41)

INCOME TAX
EXPENSE (BENEFIT)                 $    (280)           2.04                         $    (357)              2.09

NET LOSS FROM
DISCONTINUED
OPERATIONS                        $       0               0                         $     (89)             (0.52)

NET LOSS BEFORE
EXTRAORDINARY ITEM                $    (554)          (4.03)                        $    (485)             (2.84)

EXTRAORDINARY GAIN
NET OF TAX                        $     927            6.75                         $       -                  -
                               ------------------------------------------------------------------------------------

NET INCOME (LOSS)                 $     373            2.71                         $    (485)             (2.84)


BASIC EARNINGS (LOSS)
PER SHARE         (1)
Continuing Operations             $   (0.04)                                        $   (0.03)
Discontinued Operations           $       -                                         $   (0.01)
Extraordinary Item                $     .06                                         $       -
                                 --------------------------------------------------------------
Basic Earnings (Loss) Per Share   $     .02                                         $   (0.04)

                                   Audited          Audited
                                   3/31/02          3/31/01
BALANCE SHEET:                                     Restated

TOTAL ASSETS:                     $   8,179         $ 7,424

LONG-TERM
OBLIGATIONS: (2)                  $   1,779         $ 1,550

TOTAL STOCKHOLDERS' EQUITY        $   4,825         $ 4,370

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

Business Segments
-----------------
Seafood Processing
------------------

Our core seafood packaging business provided 93%, 87% and 78% of revenues for each of the last three fiscal years, respectively. The declining contribution of Custom Pack revenues as a percentage of total revenues is a function of increased revenue in our recreational fishing bait business segment as well as a decrease in volume of 28% at Custom Pack from the last fiscal year. An overall weakness in the shrimp market globally contributed to that lower volume, which we believe reflected the generally slower economy in the U.S. as well as the effects of the September 11 tragedy on consumer spending patterns. There has been a slight recovery in shrimp prices and demand, but we can not predict the strength of such an improvement in the future.

Recreational Fishing Bait
-------------------------

Revenue growth from our Killer Bee Bait subsidiary is fundamentally strong, and grew at a rate of 30% over revenues from the previous fiscal year. Our conversion to a "Point Of Sale" (POS) settlement with Wal Mart in September had the effect of deflating recorded revenues in the Third Quarter and for the fiscal year. Killer Bee distributes to approximately 150 Wal Mart stores, and the conversion to POS had the effect of our buying back approximately one months inventory on hand at those stores. The POS system has greatly enhanced our efficiency and is a significant factor in the recorded reduction in operating overhead discussed below. Killer Bee accounted for 21% of total revenues for the company in fiscal year 2002, up from 13% in the previous fiscal year ending March 31, 2001.

Working Capital

Working capital requirements for our business have become more demanding over the last year. Historically, the core business did not require that significant inventory be maintained, as products were either sold immediately from processing or were packaged for third-party accounts. As we began to process more product for our own account, there was a corresponding need to increase inventory. At the latest fiscal year end, Custom Pack maintained inventory of $797,711 where there had been $427,277 in the prior year and none at March 31, 2000. Additionally, beginning with the acquisition of Killer Bee, Inc. in 1999, we began packaging and distributing frozen bait products for the recreational fishing industry. The nature of this business segment required that we acquire, process, and have available for distribution an adequate supply of product in inventory. The balance sheet reflects Killer Bee inventory at $417,748 as of March 31, 2002 and $437,726 at March 31, 2001.

Similarly, accounts receivable, which had shown a 102% increase from the March 31, 2000 year to $1,719,136 last year, remained at the higher levels at $1,736,833. Sales in the core business segment are invoiced at much higher levels when those sales include both processing and the carrying cost of the product. In the latest year, accounts receivable at Custom Pack grew from a level of $1,311,864 to $1,434,891, which reflects the higher levels of product included in our invoices. Killer Bee accounts receivable decreased from $413,158 to $301,942, despite the increase in sales, because of efficiencies in billing and collection.

With these increased demands for funds, we continue to maintain adequate cash reserves. As of March 31, 2002 we maintained cash of $334,580. We maintain a $1,000,000 working capital line of credit at a bank, which showed $ -0-outstanding at March 31, 2002 and averaged daily borrowings of $115,288 for the fiscal year. There was $ -0- outstanding at March 31, 2001, and average daily borrowings were $18,729 during that prior fiscal year.

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

Net sales for the year ended March 31, 2002 decreased 20% from the previous year from $17,075,981 to $13,741,779. The decline is a result of reduced sales in the core business, which declined 28% from the previous year. These changes reflect a reduction in consignment processing that was not fully made up for through production activity for our own account, as well as market conditions in the last two quarters of the year that caused customers to hold inventory or reduce purchases.

Cost of sales sets forth the processing and packaging costs, including plant labor, in-bound and out-bound freight, and the raw material (seafood) costs where the products are processed for our own account. Where processing is done for third-party accounts, the raw material (seafood) costs are not considered as our inventory. Cost of Sales decreased by 27% from the previous year from $14,719,345 to $10,703,485 reflecting the decrease in overall activity in the core business. Efficiencies in Killer Bee activities resulted in the Cost of Sales component from Killer Bee increasing by only 3% from the previous year relative to its 30% increase in sales.

Selling, general and administrative expenses increased by 18% to $3,347,188 in the last fiscal year. There was a slightly greater increase in the core business component than at Killer Bee, which saw a 13% increase. Our acquisition of Natural Bait Brokers, which occurred in February, 2001 had an effect on operating expenses earlier in our last fiscal year, but we were able to trim the higher expenses later in the year.

Other Income (Expenses)

We sustained significant fire damage to our headquarters offices and a part of our processing plant on March 30, 2001, which resulted in the rebuilding of our facilities during the last year. The facilities were fully insured for replacement value, with the result that we recognized a $927,041 gain, net of income tax of $477,567, as the insurance proceeds were in excess of the book value of the replaced (destroyed) assets. We reported other income (expense) of ($66,158), which excludes the gain on disposition of assets, compared to the $134,362 other income recorded in the year ended March 31, 2001. Other income reflects lease payments received from rental of company-owned property, interest income and interest expense.

Income Tax Expense (Benefit)

For the last two fiscal years ended March 31, 2001 and 2002, we have recognized an income tax benefit of $357,260 and $279,926. As of March 31,2002 we had a net operating loss carryforward of $1,943,000 that may be offset against future taxable income through 2022. This benefit will be realized only as operating profits are realized.

Net Income

We have reported a net profit of 372,888 for this fiscal year, or $0.02 per share, compared to a net loss of ($485,131) or ($0.04) per share for last year. We had negative Income From Continuing Operations ($554,153) that was offset by the Extraordinary Gain (above). Custom Pack recorded Income Before Other Items of $90,218, and our other subsidiaries recorded Losses Before Other Items:

Aquaculture ($328,085), and Killer Bee ($316,286). Income from the core business of Custom Pack, Inc. has been used historically by Global Seafood to offset operating losses in the other areas. Based on current levels of activities, we expect that both Killer Bee and Aquaculture will record operating profits in the March 31, 2003 fiscal year.

Seasonality

Because of the availability of seafood throughout the world markets, there is only a modest seasonal factor for our core business. Typically, our operating activities increase slightly during the Spring and Fall domestic shrimp harvesting seasons, depending on the abundance of the crop which is found in the wild. The operations of Killer Bee demonstrate a seasonality that reflects the higher recreational fishing activities in the warmer months of the year. Approximately 70% of Killer Bee sales occur between April 1 and September 30. While aquaculture activities have not yet contributed significantly to our revenues, the nature of that business shows higher levels of revenue recognition in the first two fiscal quarters ending June 30 and September 30, respectively, due to the timing of larval sales and shrimp harvesting in outdoor ponds.

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

Operating Activities

Our Consolidated Statement of Cash Flows reported $613,158 in funds provided by operating activities in the March 31, 2002 fiscal year compared to $239,676 in funds used in operating activities in the prior fiscal year period. The primary factors affecting this increase in the last fiscal year included increases in both accounts receivable and inventory that used funds in excess of the increase in accounts payable. However, greater funds were provided from our net profit and deferred taxes that resulted from our insurance gain. The operating loss in the March 31, 2001 year had used $395,656 in funds. Depreciation and Amortization also provided $391,183 and $317,717 , respectively, in the last two years.

Operating activities consumed $1,142,415 in funds in the fiscal year ending March 31, 2000 . Operating losses of $988,148 exceeded depreciation of $374,278 in this period, but the operating loss reflects the one-time $775,000 impairment loss on building and improvements based on the decline in market value of a discontinued plant facility during that year.

Investing Activities

Net investing activities in the March 31, 2002 fiscal year consumed $1,539,441 in funds, as we substantially rebuilt our corporate offices and a portion of our plant. This compared to $549,460 in funds used in the March 31, 2001 year, which included property and equipment additions to our aquaculture facilities. In the fiscal year ending March 31, 2000 , net investing activities used $653,686. These activities reflect our additions of plant and equipment for the expansion of aquaculture and recreational fishing bait business, including our acquisition of Natural Bait Brokers in 2001.

Financing Activities

Our financing activities for the last fiscal year ending March 31, 2002 were primarily limited to our paying down notes and leases by $274,445 and our acquiring new notes and leases amounting to $171,579. We also received $50,000 in common stock proceeds. The conversion of outstanding preferred stock to common stock, which took place in June, had no effect on cash flows in that period.

In the two previous fiscal years, financing activities were a significant source of cash flow for us. Financing activities provided $799,745 in the fiscal year ending March 31, 2001, consisting of $1,000,000 in additional capital contributed from the exercise of stock options, less $200,255 in payments on note and lease obligations. During the March 31, 2000, year we realized $2,577,599 in capital from the sale of additional preferred and common stock, net of $154,980 in receipts and payments on notes and capital leases.

On February 19, 2002, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC for the issuance and purchase of our common stock. Under the common stock purchase agreement, Fusion Capital committed to purchase up to $10 million of our common stock over a forty-month period that commences when a Registration Statement becomes effective. Once the Registration Statement is declared effective, Fusion Capital will purchase $12,500 of our common stock on each trading day during the term of the agreement, subject to our right to increase, decrease or suspend purchases by Fusion Capital. The purchase price per share of our common stock will be equal to the lower of (a) the closing sale price of our common stock on the date of purchase or (b) the average of the three lowest closing sales prices during a consecutive twelve trading day period immediately prior to the date of purchase. No shares may be sold to Fusion Capital at lower than a floor price currently set at $0.50, but in no case below $0.35 without Fusion Capital's prior consent. Upon execution of the common stock purchase agreement, we issued 442,152 shares of our common stock to Fusion Capital as a commitment fee. We intend to use the proceeds from the sale of our common stock to Fusion Capital to fund development activities if market conditions are favorable and if we determine that sales of our common stock are not having a significant negative impact on the share price of our common stock.

Summary Discussion of Liquidity

We had cash balances of $334,580 and $1,313,729 on March 31, 2002 and 2001, respectively. Additionally, we maintain a $1,000,000 line of credit with a bank for working capital purposes. As of March 31, 2000, 2001 and 2002, we did not have any outstanding borrowings under the line of credit. During the last two years, the maximum amount outstanding at any one time on the line of credit was $680,000. The average daily balance outstanding on the line of credit was $115,288 in fiscal year 2002 and $18,729 in fiscal year 2001.

ITEM 7. FINANCIAL STATEMENTS
----------------------------

Financial Statements are incorporated by reference and attached as an exhibit.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------------------------------------------

The Audit Committee of the Board of Directors annually considers and recommends to the Board the selection of our independent public accountants. As recommended by the Audit Committee, the Board of Directors decided on April 22, 2002 to no longer engage HJ & Associates, LLC ("HJ") of Salt Lake City, Utah as our independent public accountants and we engaged LaPorte, Sehrt, Romig & Hand, APAC on April 24, 2002 to serve as the Company's independent public accountants for the fiscal year ended March 31, 2002. HJ's reports dated May 25, 2001 and amended on March 11, 2002 on the Company's consolidated financial statements for the years ended March 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During our two most recent fiscal years and through the date of the filing of Form 8-K, there were no disagreements with HJ on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to HJ's satisfaction, would have caused them to make reference to the subject matter in connection with their report on our consolidated financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K. HJ has reviewed this disclosure and has been provided the opportunity to furnish any new information or clarification of this disclosure, for which there was none. During our two most recent fiscal years and through the date of the engagement of the new accountants, we did not consult LaPorte, Sehrt, Romig & Hand with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events listed in Items 304
(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

                                                                     Years of
                                                                   Service with
Name                      Age         Position                      Company
----                      ---         --------                    --------------
Brent Gutierrez            40        Director, Chief Executive         14
                                     Officer, President

Clayton F. Gutierrez       37        Director, Senior Vice             14
                                     President and Secretary

Frank C. Gutierrez         67        Director                          14

Anita K. Gutierrez         61        Director, Treasurer               14

William Schofield          66        Former Director                    2

Lance McNeill              46        Director                           1

Mr. Brent Gutierrez is a founder of the Company and has served as its Chairman of the Board of Directors, Chief Executive Officer and President since its activation in February 1988 as Custom Pack, Inc. Prior to his involvement with the Company he was attending Mississippi State University, where he graduated in 1984.

Mr. Clayton F. Gutierrez is also a founder of the Company and has served as a member of the Board of Directors and Senior Vice President since 1988. Prior to his involvement with the Company he was attending the University of Southern Mississippi, where he graduated in 1986.

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

Mr. McNeill was elected to the Board of Directors in February 2001. He is President and CEO of Viasys Corporation, engaged in transportation construction and utilities service. Previously, he was President and CEO of Outback Sports, a hospitality and entertainment division of Outback Steakhouse. Executive Officers and Directors: Brent Gutierrez, Clayton Gutierrez, and Anita Gutierrez; and Director, Frank Gutierrez are related as direct family members.

Our Bylaws direct that we will hold an annual shareholder meeting within the third or fourth calendar month following the conclusion of its preceding fiscal year of operations, the specific date to be determined by the incumbent directors, at which our directors for the next year shall be elected. Accordingly, the normal term of office of each director is fixed at one year, commencing on the date of his election at such shareholder meeting and continuing until his reelection or replacement at the succeeding such meeting. The Company conducted its 2001 annual shareholder meeting on July 27, 2001. We have scheduled our 2002 annual shareholder meeting for July 26, 2002.

Each of the Company's principal officers is elected by and serves at the pleasure of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company during the most recent fiscal year, there were no reporting persons that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

The following table sets forth certain information regarding the compensation paid, plus stock options granted, to each of the Company's officers during the calendar years indicated, ending December 31:

                                             SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------
                                                                                      Long Term Compensation
                            Annual Compensation                  Awards                    Payouts
              ----------------------------------------------------------------------------------------------------
                                                                            Securities
  Name and                                           Other     Restricted   Underlying                 All Other
  Principal                                         Compen-       Stock      Options/       LTIP        Compen-
  Position       Year       Salary       Bonus       sation      Awards       SAR's        Payouts      sation
------------------------------------------------------------------------------------------------------------------
Brent            2001        $156,000          $0           $0          $0      250,000            $0          $0
Gutierrez        2000        $156,000          $0           $0          $0            0            $0          $0
                 1999        $134,000          $0           $0          $0            0            $0          $0

Clayton          2001        $156,000          $0           $0          $0      250,000            $0          $0
Gutierrez        2000        $156,000          $0           $0          $0            0            $0          $0
                 1999        $134,000          $0           $0          $0            0            $0          $0

Anita            2001        $156,000          $0           $0          $0      250,000            $0          $0
Gutierrez        2000        $156,000          $0           $0          $0            0            $0          $0
                 1999        $134,000          $0           $0          $0            0            $0          $0
              ----------------------------------------------------------------------------------------------------

There were individual grants of stock options to executive officers during the fiscal year ending March 31, 2001 under the Company's 2000 Equity Incentive Program. There were no grants of stock appreciation rights (SARs) to any executive officers or directors during the last fiscal year and there were no stock options or SARs that were exercised by any executive officers or directors during the last fiscal year.

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

               Aggregate Option/SAR Exercises in the Last Fiscal Year and FY-End Option/SAR Values

--------------------------------------------------------------------------------------------------------------------
                                                      Number (#) of Securities
                                                       Underlying Unexercised
                       Shares                              Options/SARs at           Value of Unexercised In-the
                     Acquired on   Value Realized              FY-End                Money Options/SARs at FY-End
       Name         Exercise (#)        ($)           Exercisable/Unexercisable     ($) Exercisable/Unexercisable
--------------------------------------------------------------------------------------------------------------------
  Brent Gutierrez         0              0                     750,000                          $0 / 0
--------------------------------------------------------------------------------------------------------------------
  Clay Gutierrez          0              0                     750,000                          $0 / 0
--------------------------------------------------------------------------------------------------------------------
  Anita Gutierrez         0              0                     250,000                          $0 / 0
--------------------------------------------------------------------------------------------------------------------

Compensation of Directors

No director is specially compensated for the performance of duties in that capacity or for his/her attendance at Board of Directors meetings or Board Committee meetings, but directors are reimbursed for their directly related expenses for such meetings.

Employment Contracts

The Company has no formal written employment agreement with any senior officer. The Company did, on March 20, 2001, enter into certain Termination Benefits Agreements with Brent Gutierrez, Clayton Gutierrez, and Anita Gutierrez under which additional compensation may be granted upon the occurrence of any change in the control of the Company. Should a change of control event occur as defined by the Termination Benefits Agreement, the executive officer(s) may be entitled to compensation equal to 299% of the executive's average annual compensation for the most recent five years.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

This table describes the ownership of our outstanding common stock as of March 31, 2002 by: (i) each of our officers and directors; (ii) each person who is known by us to own more than 5% of the Company's outstanding common stock; and
(iii) all of our officers and directors as a group:

         Name and Address           Amount and Nature of           Percent of
         Of Beneficial Owner         Beneficial Owner                 Class
         -------------------         ----------------                 -----
         Brent Gutierrez            3,436,917 (1)                     20.08%
         555 Bayview Avenue
         Biloxi, MS  39530

         Clayton Gutierrez          3,300,677 (2)                     19.28%
         555 Bayview Avenue
         Biloxi, MS  39530

         Frank and Anita Gutierrez  2,794,676 (3)                     16.82%
         JTWROS
         555 Bayview Avenue
         Biloxi, MS  39530

         Lance McNeill                545,000 (4)                      3.23%
         2000 E. Edgewood Drive
         Suite 106-B
         Lakeland, FL 33803

         All officers and directors
         As a group (5 persons)    10,077,270 (1)(2)(3)(4)            54.13%

         William Schofield          3,464,005 (5)                     18.86%
         15340 Fiddlesticks Blvd.
         Ft. Meyers, FL  33912

(1) Includes 750,000 shares that may be obtained by Brent Gutierrez upon the exercise of warrants and stock options owned by him in the like amount.
(2) Includes 750,000 shares that may be obtained by Clayton Gutierrez upon the exercise of warrants and stock options owned by him in the like amount.
(3) Includes 1,000,000 shares owned by Frank Gutierrez, 544,676 shares owned jointly by Frank Gutierrez and Anita Gutierrez, 1,000,000 shares owned by Anita Gutierrez, and 250,000 shares that may be obtained by Anita Gutierrez upon the exercise of stock options owned by her in the like amount.
(4) Includes 500,000 shares that may be obtained by Lance McNeill upon the exercise of stock options owned by him in the like amount.
(5) Consists of 1,464,005 shares which were obtained by Mr. Schofield upon the conversion of preferred shares as of May 2, 2001 and 2,000,000 shares which may be obtained by Mr. Schofield upon the exercise of warrants owned by him in the like amount.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

Exhibits

10.1 Form of Termination Benefits Agreement entered into between the Company and Brent Gutierrez, Clayton Gutierrez and Anita Gutierrez.

10.2 Common Stock Purchase Agreement dated February 19, 2002 between Global Seafood Technologies, Inc. and Fusion Capital Fund II, LLC.

Reports of Form 8-K

There were no reports required to be filed on Form 8-K during the last quarter of the 2002 fiscal year covered by this report. On April 22, 2002 the Company filed a report on Form 8-K relating to the change in our certifying accountant as described in ITEM 8, above.

Exhibits:  Financial Statements

Audited Fiscal Year End March 31, 2002 and 2001

         1.       Index to Financial Statements

         2.       Independent Auditor's Report                            F-1

         3.       Balance Sheets, March 31, 2002 and 2001                F-2-3

         4.       Consolidated Statements of Operations for each of
                  the years ended March 31, 2002, 2001 and 2000          F-4-5

         5.       Consolidated Statements of Shareholder's Equity
                  since March 31, 1999                                    F-6

         6.       Consolidated Statements of Cash Flows for each of
                  the years ended March 31, 2002, 2001 and 2000          F-7-8

         7.       Notes to Financial Statements                         F-9-26

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  June 24, 2002                   GLOBAL SEAFOOD TECHNOLOGIES, INC.




                                       By:   /s/ Brent Gutierrez
                                           -------------------------------------
                                           Brent Gutierrez
                                           President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                NAME AND TITLE               DATE



/s/ Brent Gutierrez             Brent Gutierrez, Chairman of      June 24, 2002
---------------------------     the Board, President, CEO, CFO
Brent Gutierrez


/s/ Clayton F. Gutierrez        Clayton F. Gutierrez, Director    June 24, 2002
------------------------        Senior V.P., Secretary
Clayton F. Gutierrez



/s/ Anita K. Gutierrez          Anita K. Gutierrez, Director,     June 24, 2002
---------------------------     Treasurer
Anita K. Gutierrez



/s/ Frank C. Gutierrez          Frank C. Gutierrez, Director      June 24, 2002
---------------------------
Frank C. Gutierrez



/s/ Lance McNeill               Lance McNeill, Director           June 24, 2002
------------------
Lance McNeill

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2002 and 2001

                                 C O N T E N T S


Independent Auditors' Report.............................................F-1

Consolidated Balance Sheets .............................................F-2-3

Consolidated Statements of Operations ...................................F-4-5

Consolidated Statements of Stockholders' Equity .........................F-6

Consolidated Statements of Cash Flows................................... F-7-8

Notes to the Consolidated Financial Statements.......................... F-9-26

Board of Directors and Shareholders
Global Seafood Technologies, Inc. and Subsidiaries
Biloxi, Mississippi


                          Independent Auditor's Report

         We have audited the accompanying consolidated balance sheet of GLOBAL SEAFOOD TECHNOLOGIES, INC. & SUBSIDIARIES, as of March 31, 2002, and the related consolidated statement of operations, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of GLOBAL SEAFOOD TECHNOLOGIES, INC. & SUBSIDIARIES as of March 31, 2001 and 2000 were audited by other auditors whose report dated May 25, 2001, except Note 16 which is dated March 11, 2002, expressed an unqualified opinion on those statements.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GLOBAL SEAFOOD TECHNOLOGIES, INC. & SUBSIDIARIES at March 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



                                            /s/ LaPorte, Sehrt, Romig and Hand
                                           A Professional Accounting Corporation


May 30, 2002
Metairie, Louisiana

                       GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS

                                             ASSETS

                                                                                           March 31,
                                                                             -------------------------------------
                                                                                   2002                 2001
                                                                             ----------------     ----------------
CURRENT ASSETS
    Cash and Cash Equivalents                                                $        334,580     $      1,313,729
    Accounts Receivable - Net of Allowance
       for Doubtful Accounts of $5,886 at
       March 31, 2002 and 2001                                                      1,736,833            1,719,136
    Accounts Receivable, Related Parties - Net                                        375,112              299,918
    Income Taxes Receivable                                                            92,680               23,493
    Prepaid Expenses                                                                   39,000                   -
    Inventories                                                                     1,215,458              865,003
    Deferred Tax Asset, Current                                                       454,201                   -
                                                                             ----------------     ----------------

           Total Current Assets                                                     4,247,864            4,221,279
                                                                             ----------------     ----------------

PROPERTY AND EQUIPMENT - Net                                                        3,658,268            2,345,716
                                                                             ----------------     ----------------

OTHER ASSETS
    Goodwill - Net of Accumulated Amortization
       of $-0- at March 31, 2002 and 2001                                             273,000              273,000
    Deferred Tax Asset                                                                     -               426,700
    Assets Recoverable Under Insurance Policy                                              -               147,896
    Deposits                                                                              358                8,957
                                                                             ----------------     ----------------

           Total Other Assets                                                         273,358              856,553
                                                                             ----------------     ----------------


           Total Assets                                                      $      8,179,490     $      7,423,548
                                                                             ================     ================

             The accompanying notes are an integral part of these consolidated financial statements.

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                           March 31,
                                                                             -------------------------------------
                                                                                   2002                 2001
                                                                             ----------------     ----------------
CURRENT LIABILITIES
    Accounts Payable - Trade                                                 $      1,407,569     $      1,346,557
    Accounts Payable - Related Parties                                                 37,345                   -
    Accrued Expenses                                                                   29,232               43,382
    Notes Payable, Current Portion                                                    223,176              199,144
    Notes Payable to Related Parties                                                  101,000              113,500
    Obligations Under Capital Leases, Current Portion                                  30,408               20,880
                                                                             ----------------     ----------------

           Total Current Liabilities                                                1,828,730            1,723,463
                                                                             ----------------     ----------------

LONG-TERM LIABILITIES
    Deferred Tax Liability                                                            319,823                   -
    Notes Payable                                                                   1,147,467            1,296,405
    Obligations Under Capital Leases                                                   58,380               33,367
                                                                             ----------------     ----------------

           Total Long-Term Liabilities                                              1,525,670            1,329,772
                                                                             ----------------     ----------------

           Total Liabilities                                                        3,354,400            3,053,235
                                                                             ----------------     ----------------

COMMITMENTS AND CONTINGENCIES                                                              -                    -

STOCKHOLDERS' EQUITY
    Preferred Stock: 25,000,000 Shares Authorized
       of $0.001 Par Value, -0- and 200,000 Shares
       Issued and Outstanding, Respectively                                                -                   200
    Common Stock: 50,000,000 Shares Authorized
       of $0.001 Par Value, 16,368,418 and 14,233,861
       Shares Issued and Outstanding, Respectively                                     16,368               14,234
    Additional Paid-in Capital                                                      5,630,095            5,628,515
    Prepaid Non-Compete Agreement                                                     (47,834)             (79,723)
    Subscription Receivable                                                                -               (46,486)
    Retained Earnings (Deficit)                                                      (773,539)          (1,146,427)
                                                                             ----------------     ----------------

           Total Stockholders' Equity                                               4,825,090            4,370,313
                                                                             ----------------     ----------------

           Total Liabilities And Stockholders' Equity                        $      8,179,490     $      7,423,548
                                                                             ================     ================

              The accompanying notes are an integral part of these consolidated financial statements.

                                                        F-3

                       GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        For the Years Ended March 31,
                                                            ------------------------------------------------------
                                                                 2002                2001                2000
                                                            ---------------     ---------------    ----------------
NET SALES                                                   $    13,741,779     $    17,075,981    $     13,592,163

COST OF SALES                                                    10,703,485          14,719,345          10,358,681
                                                            ---------------     ---------------    ----------------

GROSS PROFIT                                                      3,038,294           2,356,636           3,233,482

OPERATING EXPENSES
   Non-Complete Covenant                                             31,889              31,889              31,888
   Depreciation Expense                                             391,183             317,717             374,278
   Bad Debt Expense                                                  35,955              23,310                  -
   Selling, General and Administrative                            3,347,188           2,870,998           2,964,148
                                                            ---------------     ---------------    ----------------

       Total Operating Expenses                                   3,806,215           3,243,914           3,370,314
                                                            ---------------     ---------------    ----------------

LOSS BEFORE OTHER
   INCOME (EXPENSES)                                               (767,921)           (887,278)           (136,832)
                                                            ---------------     ---------------    -----------------

OTHER INCOME (EXPENSES)
   Other Income                                                      68,277             246,330              61,028
   Interest Income                                                   10,010              40,817              27,658
   Loss on Disposition of Assets                                         -                   -              (48,338)
   Asset Impairment Loss                                                 -                   -             (775,000)
   Interest Expense                                                (144,445)           (152,785)           (116,664)
                                                            ---------------     ----------------   ----------------

       Total Other Income (Expenses)                                (66,158)            134,362            (851,316)
                                                            ----------------    ---------------    ----------------

NET LOSS BEFORE INCOME TAXES                                       (834,079)           (752,916)           (988,148)

INCOME TAX BENEFIT                                                 (279,926)           (357,260)                 -
                                                            ----------------    ---------------    ----------------

NET LOSS FROM CONTINUING OPERATIONS                                (554,153)           (395,656)           (988,148)

LOSS FROM DISCONTINUED OPERATIONS
   (NET OF INCOME TAX BENEFIT OF
   $-0-, $54,840 AND $-0-, RESPECTIVELY                                  -              (89,475)            (47,945)
                                                            ---------------     ----------------   -----------------

NET LOSS BEFORE
   EXTRAORDINARY ITEM                                              (554,153)           (485,131)         (1,036,093)

EXTRAORDINARY ITEM - GAIN ON
   PROCEEDS FROM FIRE DAMAGE (NET
   OF INCOME TAX OF $477,567)                                       927,041                  -                   -
                                                            ---------------     ---------------    ----------------

NET INCOME (LOSS)                                           $       372,888     $      (485,131)   $     (1,036,093)
                                                            ===============     ===============    ================

             The accompanying notes are an integral part of these consolidated financial statements.

                       GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)


                                                                         For the Years Ended March 31,
                                                            -------------------------------------------------------
                                                                 2002                2001                2000
                                                            ---------------     ---------------    ----------------
BASIC EARNINGS (LOSS) PER SHARE
   Continuing Operations Before Extraordinary Item          $         (0.04)    $         (0.03)   $          (0.08)
   Discontinued Operations (Net of Tax)                                  -                (0.01)                 -
   Extraordinary Item (Net of Tax)                                      .06                  -                   -
                                                            ---------------     ---------------    ----------------

       Basic Earnings (Loss) Per Share                      $          0.02     $         (0.04)   $          (0.08)
                                                            ===============     ===============    =================

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                                            15,843,403          13,281,970          12,633,545
                                                            ===============     ===============    ================

FULLY DILUTED EARNINGS (LOSS)
   PER SHARE
     Continuing Operations                                  $         (0.03)    $         (0.04)   $          (0.08)
     Discontinued Operations (Net of Tax)                                -                (0.01)                 -
     Extraordinary Item (Net of Tax)                                    .05                  -                   -
                                                            ---------------     ---------------    ----------------


       Fully Diluted Earnings (Loss) Per Share              $          0.02     $         (0.05)   $          (0.08)
                                                            ===============     ===============    ================

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                                            16,930,122          13,281,970         12,633,545
                                                            ===============     ===============    ===============

             The accompanying notes are an integral part of these consolidated financial statements.

                                                      F-5

                                       GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                 Preferred Stock          Common Stock         Additional                 Retained
                                              -------------------   -----------------------     Paid-in    Subscription   Earnings
                                               Shares     Amount      Shares       Amount       Capital     Receivable   (Deficit)
                                              ---------   -------   ----------   ----------   ------------  ----------   ----------
BALANCE, MARCH 31, 1999                         30,000   $    30   11,678,082   $   11,678   $  1,367,316    $       -  $   374,797
 Common Stock Issued for Cash                        -         -      846,600          847        523,238      (46,486)           -
 Common Stock Issued as Prepaid
   Non-Compete Agreement                             -         -      114,800          115        143,385            -            -
 Common Stock Issued for Services                    -         -       32,000           32         39,968            -            -
 Conversion of Preferred Shares
   to Common                                   (30,000)      (30)     300,000          300           (270)           -            -
 Common Stock Issued to Purchase
   Killer Bee, Inc.                                  -         -      152,564          152        237,848            -            -
 Preferred Stock Issued for Cash               200,000       200            -            -      1,999,800            -            -
 Additional Capital Contributed                      -         -            -            -        100,000            -            -
 Net Loss for the Year Ended
   March 31, 2000                                    -         -            -            -              -            -   (1,036,093)
                                              --------   -------   ----------   ----------   ------------   ----------   ----------

BALANCE, MARCH 31, 2000                        200,000       200   13,124,046       13,124      4,411,285      (46,486)    (661,296)
 Common Stock Issued in Conversion
   of Debt at $0.62 Per Share                        -         -      109,815          110         82,230            -            -
 Common Stock Issued Upon Conversion
   of Warrants at $1.00 Per Share                    -         -    1,000,000        1,000        999,000            -            -
 Additional Cost of Natural Bait Brokers, Inc.
   Assets through Granting of Warrants               -         -            -            -        136,000            -            -
 Net Loss for the Year Ended
   March 31, 2001                                    -         -            -            -              -            -     (485,131)
                                              --------   -------   ----------   ----------   ------------   ----------   ----------

BALANCE, MARCH 31, 2001                        200,000       200   14,233,861       14,234      5,628,515      (46,486)  (1,146,427)
 Outstanding Preferred Stock
   Converted to Common Stock                  (200,000)     (200)   1,464,005        1,464         (1,264)           -            -
 Common Stock Issued for Cash                        -         -       25,000           25         49,975            -            -
 Common Stock Issued Under Common
   Stock Purchase Agreement                          -         -      442,152          442           (442)           -            -
 Adjustment for Common Stock Issued
   In 1999                                           -         -      203,400          203        (46,689)      46,486            -
 Net Income for the Year Ended
   March 31, 2002                                    -         -            -            -              -            -      372,888
                                              --------   -------   ----------   ----------   ------------   ----------   ----------

BALANCE, MARCH 31, 2002                              -   $     -   16,368,418   $   16,368   $  5,630,095   $        -   $ (773,539)
                                              ========   =======   ==========   ==========   ============   ==========   ==========

                       The accompanying notes are an integral part of these consolidated financial statements.

                                                              F-6

                       GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          For the Years Ended March 31,
                                                                --------------------------------------------------
                                                                     2002             2001               2000
                                                                --------------    --------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing Operations:
   Net Income (Loss)                                            $      372,888    $     (395,656)  $    (988,148)
   Adjustments to Reconcile Net Income (Loss) to
     Net Cash Provided by (Used In) Continuing Operations:
       Depreciation                                                    391,183           317,717         374,278
       (Gain) Loss on Sale of Assets                                    (7,799)                -          48,338
       Asset Impairment Loss                                                 -                 -         775,000
       Common Stock Issued for Services                                      -                 -          40,000
       Increase in Accounts Receivable and
         Accounts Receivable - Related Parties                         (92,891)         (816,885)       (571,151)
       (Increase) Decrease in Taxes Receivable                         (69,187)           22,618               -
       Increase in Inventories                                        (350,455)         (223,295)       (217,569)
       (Increase) Decrease in Prepaid Expenses                          (7,110)           33,716         108,061
       (Increase) Decrease in Deferred Taxes                           292,322          (412,100)              -
       Increase (Decrease) in Accounts Payable and
         Accounts Payable - Related Parties                             98,357         1,299,609        (712,170)
       Decrease in Taxes Payable                                             -                 -            (918)
       Increase (Decrease) in Accrued Expenses                         (14,150)           14,333           1,864
                                                                ---------------   --------------   ---------------

           Net Cash Provided by (Used in)
               Continuing Operations                                   613,158          (159,943)     (1,142,415)
                                                                --------------    --------------   ----------------

Discontinued Operations:
   Net Loss                                                                  -           (89,475)        (47,945)
   Adjustments to Reconcile Net Loss to Net Cash
     Used In Discontinued Operations:
       Depreciation and Amortization                                         -             9,742          37,491
       Gain on Sale of Assets                                                -                -          (56,662)
                                                                --------------    --------------   ---------------

           Net Cash Used in Discontinued Operations                          -           (79,733)        (67,116)
                                                                --------------    --------------   ----------------

           Net Cash Provided by (Used in)
                Operating Activities                                   613,158          (239,676)     (1,209,531)
                                                                --------------    --------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Goodwill Acquired                                                         -          (137,000)              -
   (Increase) Decrease in Deposits                                       8,599             3,271          (1,084)
   Proceeds from the Sale of Property and Equipment                     20,768                 -         170,421
   Purchases of Property and Equipment                              (1,568,808)         (415,731)       (823,023)
                                                                --------------    --------------   ----------------

           Net Cash Used In Investing Activities                    (1,539,441)         (549,460)       (653,686)
                                                                --------------    --------------   ----------------

            The accompanying notes are an integral part of these consolidated financial statements.

                       GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                                          For the Years Ended March 31,
                                                                --------------------------------------------------
                                                                     2002             2001               2000
                                                                --------------    --------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Additional Capital Contributed                               $            -    $            -   $       100,000
   Proceeds from Sale of Preferred and Common Stock                     50,000         1,000,000         2,477,599
   Repayments on Notes and Leases Payable                             (274,445)         (200,255)         (234,980)
   Proceeds of Notes and Leases Payable                                171,579                 -            80,000
                                                                --------------    --------------   ---------------

           Net Cash (Used in) Provided by
               Financing Activities                                    (52,866)          799,745         2,422,619
                                                                --------------    --------------   ---------------

NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                                               (979,149)           10,609           559,402

CASH AND CASH EQUIVALENTS -
   BEGINNING OF YEAR                                                 1,313,729         1,303,120           743,718
                                                                --------------    --------------   ---------------

CASH AND CASH EQUIVALENTS -
   END OF YEAR                                                  $      334,580    $    1,313,729   $     1,303,120
                                                                ==============    ==============   ===============

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash Paid During the Year for:
     Interest                                                   $      144,445    $      150,096   $       162,704
     Income Taxes                                               $            -    $            -   $           918

NON CASH FINANCING ACTIVITIES
   Property and Equipment Purchased Under
     Capital Leases                                             $       79,241    $            -   $         3,665
   Property and Equipment Purchased Under
     Notes Payable                                              $       92,338    $      142,289   $             -
   Common Stock Issued for the Purchase of
     Subsidiary                                                 $            -    $            -   $       238,000
   Common Stock Issued for Services                             $            -    $            -   $        40,000
   Common Stock Issued as Prepaid Non-Compete
     Agreement                                                  $            -    $            -   $       143,500
   Common Stock Issued in Lieu of Outstanding Debt              $            -    $       82,340   $             -
   Warrants Granted for Asset Purchase                          $            -    $      136,000   $             -


               The accompanying notes are an integral part of these consolidated financial statements.

                                                       F-8

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A
         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF OPERATIONS
                  The consolidated financial statements include those of Global Seafood Technologies, Inc. (GST) and its wholly-owned subsidiaries, Custom Pack, Inc., Aquaculture Corporation of America and Killer Bee, Inc. Collectively, they are referred to as "the Company".

                  GST was incorporated under the laws of the State of Nevada on May 29, 1986. GST was incorporated for the purpose of creating a vehicle to obtain capital to seek out, investigate and acquire interests in products and businesses that may have a potential for profit.

                  In 1995, the Company completed an Agreement and Plan of Reorganization whereby GST issued 8,000,000 shares of its common stock in exchange for all of the outstanding common stock of Custom Pack, Inc. (Custom) in a reverse merger transaction. Custom, a Mississippi corporation, is a full service processor, packager, and storage provider of shrimp and other seafood.

                  In 1997, the Company purchased CoMar Foods, Inc. for $1,500,000 comprised of 422,492 shares of its common stock valued at $933,707, $300,000 in cash and assumed liabilities of $266,293. CoMar's operations were discontinued during the year ended March 31, 2001 and in December 2000, CoMar was dissolved (see Note O).

                  On April 1, 1999, the Company issued 152,564 shares of its common stock to acquire 100% of a related company, Killer Bee, Inc. (Killer Bee) for $238,000 ($1.56 per share). The acquisition was accounted for by the purchase method. Killer Bee, a Mississippi corporation, is a full service processor, packager and distributor of bait and other recreational fishing products.

                  On June 25, 1999, the Company purchased the assets and brand name of Drag N Bait, Inc., a recognized supplier of recreational fishing bait in the Southeastern United States, and particularly in Florida, for $339,000. The operations of Drag N Bait are included with those of Killer Bee, Inc.

                  On January 22, 2001, the Company purchased certain assets from Natural Bait Brokers, Inc., a Florida Corporation, for $200,000 cash and 1,500,000 GST common stock warrants, exercisable through January 22, 2006 as follows: 1,000,000 warrants are exercisable into shares of common stock at $1.00 per share, and 500,000 warrants are exercisable into shares of common stock at $1.50 per share. Goodwill on the purchase represents the excess of acquisition costs over the fair market value of the net assets acquired and is accounted for under the provisions of FASB Statement 142.

                  During the year ended March 31, 2001, the Company incorporated a new subsidiary, Aquaculture Corporation of America (Aqua) for the development of farm grown freshwater shrimp, which prior to incorporation, operated as a division of Custom.

NOTE A
         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         PRINCIPLES OF CONSOLIDATION
                  The consolidated financial statements include those of Global Seafood Technologies, Inc. and its wholly-owned subsidiaries, Custom Pack, Inc., Aquaculture Corporation of America and Killer Bee, Inc. In consolidation, significant inter-company accounts, transactions, and profits have been eliminated.

         CASH AND CASH EQUIVALENTS
                  For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

         INVENTORIES
                  Inventory supplies are stated at the lower of cost (computed on a first-in, first-out basis) or market. The inventory consists of seafood, bait products, seafood storage bags, packing boxes and other miscellaneous packaging materials.

         PROPERTY AND EQUIPMENT
                  Property and equipment are stated at cost. Depreciation and amortization are calculated on the straight-line and accelerated methods over the estimated useful lives of the assets. Maintenance, repairs and small tools are charged to expense as incurred, while expenditures that substantially increase the useful life of the assets are capitalized. When items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

         EARNINGS (LOSS) PER SHARE
                  The earnings (loss) per share calculations are based on the weighted average number of shares of common stock outstanding and common stock equivalents, unless their effect would be antidilutive.

         USE OF ESTIMATES
                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         RECLASSIFICATIONS
                  Certain prior period amounts have been reclassified to conform to the March 31, 2002 financial statement presentation.

         NON-DIRECT RESPONSE ADVERTISING
                  The Company expenses advertising costs as incurred. Advertising cost totaled $35,503 in 2002, $19,758 in 2001, and $77,486 in 2000.

NOTE A
         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         INCOME TAXES
                  Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

         IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
                  Statement of Financial Accounting Standards No. 141 (SFAS
         141), "Business Combinations" supersedes APB Opinion 16 and FASB 38. This statement provides accounting for business combinations using the purchase method and eliminating the pooling of interest method. The adoption of this pronouncement had no effect on the financial position and results of operations of the Company.

                  Statement of Financial Accounting Standards No. 142 (SFAS
         142), "Goodwill and Other Intangible Assets" supersedes APB Opinion 17. This statement provides accounting and reporting standards for intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination). The adoption of this pronouncement resulted in no amortization of goodwill for the year ended March 31, 2002.

                  Statement of Financial Accounting Standards No. 144 (SFAS
         144), "Accounting for the Impairment or Disposal of Long-Lived Assets" a replacement of SFAS 121. This statement provides accounting and reporting standards for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by abandonment or sale. This statement requires that long-lived assets (excluding goodwill) to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and requires a probability-weighted cash flow estimation approach, and introduces a "primary-asset" approach to determine the cash flow estimation period. In addition, this statement requires that long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell, and includes accounting guidance for disposal of a segment of a business that is considered a discontinued operation. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this pronouncement had no effect on the financial position and results of operations of the Company.

NOTE A
         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         INTANGIBLE ASSETS
                  The Company entered into a covenant-not-to-compete for $492,000 during the year ended March 31, 1991. During the year ended March 31, 2000, the Company issued 114,800 shares of its outstanding common stock in lieu of the future payments required under the non-compete agreement. These shares were valued at $143,500 or $1.25 per share. The agreement, as amended, is being amortized through September 2003. Accumulated amortization on the prepaid agreement at March 31, 2002 and 2001 was $95,666 and $63,777, respectively.
         Amortization expense totaling $31,889 was recorded during the years ended March 31, 2002, 2001 and 2000.


NOTE B
         PROPERTY AND EQUIPMENT
                  Property and equipment at March 31, 2002 and 2001 consisted of the following:

                                                               March 31,
                                                   ---------------------------
                                                        2002          2001
                                                   ------------   ------------

         Land                                      $    121,890   $    105,717
         Buildings and Improvements                   1,650,839      1,276,505
         Furniture and Fixtures                          26,645          8,098
         Machinery and Equipment                      3,862,630      3,322,471
         Vehicles                                        67,325         20,600
         Water Well                                     121,441        121,441
         Idle Property                                  701,944             -
                                                   ------------   ------------

                  Total                               6,552,714      4,854,832

            Less Accumulated Depreciation            (2,894,446)    (2,509,116)
                                                   -------------  ------------

                  Property and Equipment - Net     $  3,658,268   $  2,345,716
                                                   ============   ============


                  Depreciation expense for the years ended March 31, 2002, 2001 and 2000 was $391,183, $317,717 and $411,769, respectively.

                  During the year ended March 31, 2000, the Company recorded an impairment loss of $775,000 on building and improvements of the former CoMar Foods, Inc. based upon the decline in market value of the building during the year.

NOTE B
         PROPERTY AND EQUIPMENT (Continued)

                  On March 30, 2001, the Company's principal building and certain office equipment were damaged in a fire. The fire completely destroyed the portion of the plant where the corporate offices were located but did minimal damage to the processing area or the processing equipment and machinery. The extraordinary gain of $927,041 ($.06 per share), net of income tax of $477,567, represents that portion of the insurance proceeds in excess of the loss incurred by the Company. As of March 31, 2002 the property has been substantially reconstructed.

                  As of March 31, 2001, the net book value of the assets affected by the fire were separately disclosed as "Assets Recoverable Under Insurance Policy" during the reconstruction period.


NOTE C
         NOTES PAYABLE
                  Notes payable at March 31, 2002 and 2001 consisted of the following:

                                                                                                March 31,
                                                                                   ----------------------------------
                                                                                           2002            2001
                                                                                   ----------------  ----------------
                  Note payable, secured by property, interest at 8.05%,
                     interest and principal payments of $16,124 due
                     monthly, matures on July 5, 2003.                             $      954,255    $    1,064,857

                  Note payable, secured by property, interest at 9.0%,
                     interest and principal payments of $1,497 due
                     monthly, matures on July 1, 2012.                                    124,607           131,051

                  Note payable, secured by property, interest at 8.0%,
                     interest and principal payments of $702 due
                     monthly, matures on May 23, 2003.                                     12,685            19,784

                  Note payable, secured by property, interest at 7.5%,
                     interest and principal payments of $399 due
                     monthly, matures on November 15, 2002.                                 3,106             7,478

                  Note payable, secured by property, interest at 7.5%,
                     interest and principal payments of $737 due
                     monthly, matures on October 15, 2002.                                  5,038            13,152

                  Note payable to a bank, secured by property and equipment, interest at 9.25%, interest and principal payments of $440 due monthly, matures in
                     September 2002.                                                        2,577             7,379


NOTE C
         NOTES PAYABLE (Continued)
                                                                                                March 31,
                                                                                   ----------------------------------
                                                                                           2002            2001
                                                                                   ----------------  ----------------
                  Note payable to a bank, secured by property and equipment, interest at 8.0%, interest and principal payments of $492
                     due monthly, matures
                     in January 2004.                                                      10,137            15,079

                  Note payable to a bank, secured by property, interest
                     at 8.0%, interest and principal payments of $1,531
                     due monthly, matures in June 2004.                                    37,677            52,310

                  Note payable to a bank, secured by property, interest at
                     8.0%, interest and principal payments of $1,369 due
                     monthly, matures in September 2005.                                   46,745            59,739

                  Note payable to a bank, secured by property, interest at
                     8.50%, interest and principal payments of $739 due
                     monthly, matures in March 2004.                                       15,765            23,360

                  Note payable to a bank, secured by property, interest at
                     8.50%, interest plus principal payments of $1,124 due
                     monthly, matures in January 2005.                                     38,227            51,682

                  Note payable to a bank, secured by property, interest at
                     8.0%, interest and principal payments of $1,447 due
                     monthly, matures June 2004.                                           35,611            49,442

                  Note payable, secured by equipment, interest at 9.4%,
                     interest and principal payments of $813 due monthly,
                     matures May 2006                                                      32,314                -

                  Note Payable, secured by property, interest at 6.5%,
                     interest and principal payments of $470 due monthly,
                     matures September 2006                                                51,899                -

                  Other notes payable                                                          -                236
                                                                                   --------------    --------------

                           Total notes payable                                          1,370,643         1,495,549

                           Less: current portion                                         (223,176)         (199,144)
                                                                                   --------------    --------------

                           Long-term notes payable                                 $    1,147,467    $    1,296,405
                                                                                   ==============    ==============

NOTE C
         NOTES PAYABLE (Continued)

              Maturities of long-term debt are as follows:

                     Year Ending
                       March 31,                                    Amount
                    ---------------                             --------------

                         2003                                   $      223,176
                         2004                                          928,579
                         2005                                           56,346
                         2006                                           28,575
                         2007                                           51,723
                         2008 and Thereafter                            82,244
                                                                --------------

                               Total                            $    1,370,643
                                                                ==============

NOTE D
        LINE OF CREDIT
                  The Company has available a line of credit with a bank totaling $1,000,000, bearing interest at prime, maturing June 3, 2002. The line of credit is secured by property, equipment, accounts receivable, and inventory, and is guaranteed by three of the Company's shareholders. There were no notes payable outstanding against the line of credit at March 31, 2002 and 2001.


NOTE E
         CAPITAL LEASES
                  The Company leases certain equipment with lease terms through June 2004. Obligations under these capital leases have been recorded in the accompanying consolidated financial statements at the present value of future minimum lease payments.

                  At March 31, 2002, the total cost of these assets included in property and equipment was $141,738 and the accumulated depreciation on these assets totaled $29,297.

                  Obligations under capital leases at March 31, 2002 and 2001 consisted of the following:

                                                          March 31,
                                                ------------------------------
                                                     2002             2001
                                                ------------      ------------

                  Total                         $     88,788      $     54,247
                  Less: Current Portion              (30,408)          (20,880)
                                                ------------      ------------

                     Long-Term Portion          $     58,380      $     33,367
                                                ============      ============

NOTE E
         CAPITAL LEASES (Continued)

                  The future minimum lease payments under these capital leases and the net present value of the future minimum lease payments are as follows:

          Year Ending
            March 31,                                               Amount
         ---------------                                        --------------

             2003                                               $      38,563
             2004                                                      26,478
             2005                                                      40,905
                                                                -------------

             Total Future Minimum Lease Payments                      105,946
             Less:  Amount Representing Interest                      (17,158)
                                                                -------------

             Present Value of Future Minimum Lease Payments     $      88,788
                                                                =============


NOTE F
         MAJOR CUSTOMERS AND SUPPLIERS
                  The following information is given concerning certain customers who generated sales that were in excess of 10% of total sales in the years ended March 31, 2002, 2001 and 2000, respectively:

                                     Number of               Respective %
               Year End              Customers              of Total Sales
               ---------             ---------         -----------------------

                 2002                     4                 31%, 14%, 12%, 12%
                 2001                     2                           47%, 29%
                 2000                     2                           34%, 13%


                  All of the significant sales exceeding 10% of total sales for the company were in the seafood processing and packaging business segment, except that in 2002 one customer in the recreational bait segment accounted for 12% of total sales.

                  The Company purchases product from many suppliers, some of whom generate costs that are in excess of 10% of the Company's total product costs. Purchases from these suppliers for the years ended March 31, 2002, 2001 and 2000, respectively, is shown below:

                                       Number of               Respective %
                Year End               Suppliers       of Total Production Costs
                --------               ---------       -------------------------
                  2002                    2                       19%, 11%
                  2001                    2                       22%, 13%
                  2000                    2                       27%, 20%


                  All significant purchases that exceeded 10% during these years were suppliers to the seafood processing and packaging segment.

NOTE G
         INCOME TAXES
                  The provision for income taxes for March 31, 2002, 2001 and 2000 consists of the following:

                                                                                  March 31,
                                                            ------------------------------------------------------
                                                                 2002                2001               2000
                                                            ---------------     ----------------  ----------------
                  Current:
                     Federal Income Taxes                   $       (92,681)    $            -    $             -
                     State Income Taxes                                  -                   -                  -
                  Deferred                                          290,322            (412,100)                -
                                                            ---------------     ----------------  ----------------

                     Total Provision for Income Taxes       $       197,641     $      (412,100)  $             -
                                                            ===============     ================  ================


                  A reconciliation of income taxes at the federal statutory rate to the effective tax rate is as follows:
                                                                                  March 31,
                                                            ------------------------------------------------------
                                                                 2002                2001               2000
                                                            ---------------     ----------------  ----------------
                  Income Taxes Computed at the
                     Federal Statutory Rate                 $       193,980     $      (427,777)  $             -
                  Other Non-Deductible Items                          3,661              15,677                 -
                                                            ---------------     ---------------   ----------------

                  Income Tax Expense (Benefit)              $       197,641     $      (412,100)  $             -
                                                            ===============     ===============   ================

                  At March 31, 2002, the Company had net operating loss carryforwards of approximately $1,943,000 that may be offset against future taxable income through 2022.

                  The components of deferred tax assets and liabilities were as follows:
                                                                                               March 31,
                                                                                     ------------------------------
                                                                                          2002            2001
                                                                                     ------------      ------------
                  Deferred Tax Assets:
                     Net Operating Loss Carryforward                                 $    660,605      $    426,700

                  Deferred Tax Liabilities:
                     Property and Equipment                                              (319,823)               -
                                                                                     -------------     ------------

                  Net Deferred Tax Assets                                                 340,782           426,700
                  Deferred Tax Valuation Reserve                                         (206,404)               -
                                                                                     -------------     ------------

                      Total Net Deferred Tax Assets                                  $    134,378      $    426,700
                                                                                     ============      ============

                  As of March 31, 2002 and 2001, the Company had income taxes receivable of $92,680 and $23,493, respectively.

NOTE H
         COMMITMENTS AND CONTINGENCIES

         COMMON STOCK CONTINGENCY
                  The Company is aware of numerous possible claims by individuals that received either through purchase or otherwise, 850,000 forged shares of the Company's common stock that purport to represent issued and outstanding shares. The shares are not listed on the Company's shareholder records and do not represent duly issued and outstanding shares of the Company's common stock. Although no litigation is pending in relation to these shares, it is possible that the Company may have to honor these 850,000 shares of common stock in the future. The shares have not been recorded by the Company at March 31, 2002 since the ultimate outcome is currently not estimatable.

                  The Company is in the process of trying to recover 1,700,000 common shares. The holder of the shares is claiming breach of contract and claims that he is entitled to the shares. The claim is currently in litigation and management intends on vigorously contesting the claim. The Company has filed an answer and a counterclaim against the holder seeking specific performance of a settlement agreement previously entered into. While the possibility that an unfavorable outcome exists, the Company has determined that the potential loss is remote and fully intends on recovering the entire 1,700,000 shares. It is remotely possible, however, that the Company may have to honor these shares in the future, although the shares have not been recorded by the Company as outstanding shares as of March 31, 2002.

         COMMON STOCK OUTSTANDING
                  The Company has recognized 203,400 shares that were previously noted as a contingency and were not recorded by the Company as outstanding shares as of March 31, 2001. These shares, which had been issued for no consideration in 1999, are being reported as issued and outstanding as of March 31, 2002.

         TERMINATION BENEFITS AGREEMENT
                  The Company has entered into a termination benefits agreement with its three key executive officers. In the event there is a change of control of the Company (as defined by the agreement) and the employment of the executive terminates under certain conditions described in the agreement at any time during the three year period following the change of control of the Company, the executive will receive severance pay equal to 299% of the average of the five most recent years annual compensation.

         LEASES
                  The Company leases certain machinery and equipment used in operations under operating leases expiring in 2006. The minimum future payments required under non-cancelable operating leases having remaining terms in excess of one year appear below:

                            Year Ending
                              March 31,                           Amount
                           ---------------                    --------------

                                2003                          $      111,839
                                2004                                  77,838
                                2005                                  30,100
                                2006                                   7,500
                                                              --------------

                                      Total                   $      227,277
                                                              ==============

NOTE H
         COMMITMENTS AND CONTINGENCIES

         LEASES (Continued)

                  Rent expense charged to operations for the years ended March 31, 2002, 2001 and 2000 was $302,743, $282,685, and $241,151,
         respectively.


NOTE I
         RELATED PARTY TRANSACTIONS
                  During the years ended March 31, 2002, 2001, and 2000, the Company made sales to affiliates in the amounts of $733,400, $572,281, and $158,477, respectively. In addition, the Company has advanced funds to related companies for operating expenses. Amounts due from affiliates totaled $375,112 and $299,918 at March 31, 2002 and 2001, respectively. Amounts due to affiliates totaled $37,345 and $-0- at March 31, 2002 and 2001, respectively.

                  Notes Payable to a shareholder is unsecured, payable on demand, bearing interest at 10%, with interest payable quarterly. Interest paid to shareholder totaled $11,350, $11,350, and $11,038 for the years ended March 31, 2002, 2001 and 2000, respectively.

                  During the years ending March 31, 2002, 2001 and 2000, the Company paid storage fees to an affiliate totaling $17,129, $97,570, and $-0-, respectively.


NOTE J
         OFF-BALANCE SHEET RISK
                  During the year ended March 31, 2002, the Company maintained cash balances in a financial institution in excess of federally insured limits.


NOTE K
         STOCK OPTIONS AND WARRANTS OUTSTANDING

         STOCK OPTIONS
                  During the year ended March 31, 2001, the Company adopted the 2000 Equity Incentive Plan under which 3,000,000 shares of common stock have been reserved for issuance as incentive stock options or non-qualified stock options to employees of the Company, exercisable one year after the grant date. The exercise price of any stock option granted under the Plan to an eligible employee will be equal to the fair market value of the shares on the date of grant for incentive stock options and not less that 80% of the fair market value of the shares on the date of grant for non-qualified stock options.

NOTE K
         STOCK OPTIONS AND WARRANTS OUTSTANDING (Continued)

         STOCK OPTIONS (Continued)

                  A summary of the status of the Company's stock options as of March 31, 2002 and 2001 and changes during the years ending on those dates is presented below:

                                                                                   Weighted            Weighted
                                                                                    Average             Average
                                                                                   Exercise          Grant Date
                                                                Shares               Price            Fair Value
                                                              ------------       -------------     ----------------
                  Outstanding, March 31, 2000                            -        $         -        $            -
                    Granted                                      1,295,000               1.01                  1.01
                    Exercised                                            -                  -                     -
                    Expired/Canceled                                     -                  -                     -
                                                              ------------        -----------        --------------

                  Outstanding, March 31, 2001                    1,295,000               1.01                  1.01
                    Granted                                              -                  -                     -
                    Exercised                                            -                  -                     -
                    Expired/Canceled                                     -                  -                     -
                                                              ------------        -----------        --------------

                  Outstanding, March 31, 2002                    1,295,000        $      1.01        $         1.01
                                                              ============        ===========        ==============

                  At March 31, 2002 and 2001, 1,295,000 and -0- shares,
         respectively, were exercisable. These options expire ten years after the grant date.

                  The Company applies Accounting Principles Board (APB) 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for all stock option plans. Under APB 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

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

                  Under the accounting provisions of SFAS 123, the Company's net income (loss) would have been unchanged for the years ended March 31, 2002, 2001 and 2000.

NOTE K
         STOCK OPTIONS AND WARRANTS OUTSTANDING (Continued)

         WARRANTS
                  In connection with certain investor transactions and certain acquisitions described in Note A, GST has granted warrants for the purchase of the Company's common stock. These warrants expire on various dates through July 2009.

                  A summary of the status of the Company's stock warrants as of March 31, 2002 and 2001 and changes during the years ending on those dates is presented below:

                                                                                   Weighted            Weighted
                                                                                    Average             Average
                                                                                   Exercise          Grant Date
                                                               Warrants              Price            Fair Value
                                                             -------------       -------------     ----------------
                  Outstanding, March 31, 2000                    5,500,000        $      1.20        $         1.11
                    Granted                                         25,000               2.00                  1.78
                    Exercised                                            -                  -                     -
                    Expired/Canceled                                     -                  -                     -
                                                             -------------        -----------        --------------

                  Outstanding, March 31, 2001                    5,525,000        $      1.20        $         1.11
                    Granted                                              -                  -                     -
                    Exercised                                            -                  -                     -
                    Expired/Canceled                                     -                  -                     -
                                                             -------------        -----------        --------------

                  Outstanding, March 31, 2002                    5,525,000        $      1.20        $         1.11
                                                             =============        ===========        ==============

                  At March 31, 2002 and 2001, 5,525,000 shares were exercisable.

                  The Company estimates the fair value of each stock warrant at the grant date by using the Black-Scholes pricing model. The following assumptions were used: risk-free interest rate of 6%, five to ten year expected life, 1.2486% expected volatility, and no expected dividends. Under the accounting provisions of SFAS 123, the Company's net income
         (loss) would have been unchanged for the years ended March 31, 2002, 2001 and 2000. However, additional goodwill of $136,000 was recorded for warrants granted on the asset purchase of Natural Bait Brokers, Inc. during the year ended March 31, 2001 as a result of the 1,500,000 warrants granted pursuant to SFAS 123 (Note A).

NOTE L
        BASIC AND FULLY DILUTED EARNINGS PER SHARE
              The computations of basic earnings per share of common stock are based on the weighted average number of shares outstanding during the period of the consolidated financial statements. Common stock equivalents, consisting of the preferred shares, options and warrants are not included in the fully diluted earnings per share for the years ended March 31, 2001 and 2000, as they are antidilutive.

                                                                             For the Years Ended
                                                                                  March 31,
                                                             ------------------------------------------------------
                                                                 2002               2001                2000
                                                             -------------      --------------     ----------------
                Loss from Continuing Operations
                  Before Extraordinary Item                  $    (554,153)     $     (395,656)    $       (988,148)
                Discontinued Operations (Net of Tax)                     -             (89,475)             (47,945)
                Extraordinary Item (Net of Tax)                    927,041                   -                    -
                                                             -------------      --------------     ----------------

                Income (Loss) Available to Common
                  Stockholders Used in Basic EPS
                  And After Assumed Conversions
                  Of Dilutive Secruities- Numerator          $     372,888      $     (485,131)    $     (1,036,093)
                                                             =============      ==============     ================


                Weighted Average Number of Common
                  Shares Used in Basic EPS                      15,843,403          13,281,970           12,633,545
                Effect of Dilutive Securities:
                  Stock Options                                    256,862                   -                    -
                  Warrants                                         829,857                   -                    -
                                                             -------------      --------------     ----------------

                Weighted Average Number of
                  Common Shares and Dilutive
                  Potential Common Stock Used
                  in Diluted EPS - Denominator                  16,930,122          13,281,970           12,633,545
                                                             =============      ==============     ================

NOTE M
         JOINT PARTICIPATION AGREEMENTS
                  On March 20, 2000, the Company entered into a joint participation agreement for the allocation and distribution of profit to be derived from participation in an aquaculture farming operation in the State of Mississippi. As part of the agreement, the other participant paid a $100,000 participation fee to the Company that was recorded as additional capital contributed for the year ended March 31, 2000. In addition, the participant loaned the Company $80,000 to be used for working capital in the operation of the farm. The Company is to provide the agricultural land lease, expertise in producing freshwater prawns, macrobrachia post-larvae to seed the ponds, equipment and housing for the operation of the farm. The Company issued 106,667 shares of common stock during the year ended March 31, 2001 to the participant in lieu of the $80,000 debt.

NOTE M
         JOINT PARTICIPATION AGREEMENTS (Continued)

                  Profits derived from the operation of the farm will be allocated 51% to the Company and 49% to the other participant. No profit had been earned as of March 31, 2002.

                  During the year ended March 31, 2001, the Company entered into a joint venture to establish a freshwater shrimp farm in the Republic of Guyana. The Company is to provide the technology and the delivery of post-larvae as seed stock, and will share in 20% of the net profits. No profit had been earned as of March 31, 2002.

                  On February 5, 2002 the Company entered into a Joint Profit Participation Agreement with AquaPro Corporation for the production of freshwater shrimp in up to 300 acres of ponds that are owned and managed by AquaPro. The Company is to provide the technology and the delivery of post-larvae as seed stock, and will share in the net profits.


NOTE N
         SEGMENT REPORTING
                  Global Seafood Technologies, Inc.'s reportable segments are business units that offer different products and services. They are managed separately, because each segment requires different technology, industry knowledge and marketing strategies.

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

                  The policies applied to determine the segment information are the same as those described in the summary of significant accounting policies (Note A). All significant intersegment transactions have been eliminated in the consolidated financial statements.

                  Management evaluates the performance of each segment based on profit or loss from operations before income taxes, exclusive of nonrecurring gains and losses.

NOTE N
         SEGMENT REPORTING (Continued)

                  Financial information as of and for the year ended March 31, 2002, 2001 and 2000 with respect to the reportable segments is as follows:

                                                                      Fishing       Freshwater
                                                    Seafood            Bait           Shrimp              Total
                                                --------------   ---------------   ------------    ----------------
               External Revenues
                  2002                          $   10,695,521   $     2,881,549   $    164,709   $      13,741,779
                  2001                              14,787,501         2,215,887         72,593          17,075,981
                  2000                              12,410,426         1,124,345         57,392          13,592,163

               Cost of Goods Sold
                  2002                               8,849,658         1,507,677        346,150          10,703,485
                  2001                              12,972,760         1,560,747        185,838          14,719,345
                  2000                               9,778,683           543,944         36,054          10,358,681

               Other Income (Expenses)
                  2002                              (2,035,571)       (1,690,158)      (146,644)         (3,872,373)
                  2001                              (1,650,516)       (1,323,923)      (135,113)         (3,109,552)
                  2000                              (2,932,867)       (1,212,845)       (75,918)         (4,221,630)

               Segment Profit (Loss) from
                 Continuing Operations
                 Before Income Taxes
                  2002                                (189,708)         (316,286)      (328,085)           (834,079)
                  2001                                 164,224          (668,782)      (248,358)           (752,916)
                  2000                                (301,125)         (632,443)       (54,580)           (988,148)

               Extraordinary Item (Net of Tax)
                  2002                                 927,041                -              -              927,041
                  2001                                      -                 -              -                   -
                  2000                                      -                 -              -                   -

               Net Earnings (Loss)
                  2002                               1,017,259          (316,286)      (328,085)           372,888
                  2001                                 432,009          (668,782)      (248,358)          (485,131)
                  2000                                (349,070)         (632,443)       (54,580)        (1,036,093)

               Total Assets
                  2002                               5,637,415         1,746,504        795,571           8,179,490
                  2001                               4,923,668         1,789,108        710,772           7,423,548
                  2000                               3,168,968         1,828,224        487,622           5,484,814

               Total Liabilities
                  2002                               2,215,195           950,014        189,191           3,354,400
                  2001                               2,303,814           575,227        174,194           3,053,235
                  2000                               1,454,111           182,667        242,821           1,879,599

                  Other Income (Expenses) in the seafood segment for the year ended March 31, 2000 included a $775,000 impairment loss (Note B).

NOTE O
         DISCONTINUED OPERATIONS
                  Effective December 2000, the Company discontinued the operations of CoMar Foods, Inc. The following is a summary of the loss from discontinued operations resulting from the dissolution of this subsidiary for the years ended March 31, 2001, and 2000, including the tax effect attributable to the discontinued operations.

                                                                                               March 31,
                                                                                     ------------------------------
                                                                                          2001            2000
                                                                                     ------------      ------------
                  NET SALES                                                          $          -      $    613,439

                  EXPENSES:
                     Cost of Sales                                                              -           108,462
                     Depreciation Expense                                                   9,742            37,491
                     Selling, General and Administrative                                  134,573           526,234
                                                                                     ------------      ------------

                           Total Expenses                                                 144,315           672,187
                                                                                     ------------      ------------

                  LOSS BEFORE OTHER INCOME (EXPENSES)                                    (144,315)          (58,748)
                                                                                     ------------      ------------

                  OTHER INCOME (EXPENSES):
                     Other Income                                                               -               181
                     Gain on Disposition of Assets                                              -            56,662
                     Interest Expense                                                           -           (46,040)
                                                                                     ------------      ------------

                           Total Other Income (Expenses)                                        -            10,803
                                                                                     ------------      ------------

                  NET LOSS BEFORE INCOME TAXES                                           (144,315)               -
                  INCOME TAX (BENEFIT)                                                    (54,840)               -
                                                                                     ------------      ------------

                  LOSS FROM DISCONTINUED
                     OPERATIONS NET OF TAX EFECT                                     $    (89,475)     $    (47,945)
                                                                                     ============      ============

NOTE P
         COMMON STOCK PURCHASE AGREEMENT
                  On February 19, 2002, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC pursuant to which Fusion Capital agreed to purchase on each trading day during the term of the agreement $12,500 of the Company's common stock or an aggregate of $10 million. The $10 million of common stock is to be purchased over a forty-month period, subject to a six month extension or earlier termination at the Company's discretion. The purchase price of the shares of common stock will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price. The Company has the right to set a minimum purchase price at any time.

NOTE P
         COMMON STOCK PURCHASE AGREEMENT (Continued)

                  Details of this agreement are included in the registration statement that the Company will file with the Securities and Exchange Commission on Form SB-2 for the sale of up to 8,884,304 shares of its common stock to Fusion Capital. The 16,368,418 shares of common stock outstanding as of March 31, 2002, includes 442,152 shares that were issued to Fusion Capital as a commitment fee for its purchase obligations, and the other 8,442,152 shares remain to be offered to Fusion Capital pursuant to the common stock purchase agreement. The Company estimates that the maximum number of shares it will sell to Fusion Capital under the common stock purchase agreement will be 8,000,000 shares, exclusive of up to 442,152 shares that may be issued to Fusion Capital as a future commitment fee.