Form 10QSB
period 2002-06-30
GLOBAL SEAFOOD TECHNOLOGIES INC
filed 2002-08-14
CIK 1080533

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

For the Quarter Period Ended
June 30, 2002                                        Commission File No. 0-28495

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

                                 Yes [X] No [ ]


As of June 30, 2002, there were 16,368,418 shares of Common Stock, $.001 par value outstanding.

================================================================================

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
-----------------------------

Consolidated Balance Sheets as of June 30, 2002
   and March 31, 2002                                                    3

Consolidated Statements of Operations for the three months
   ended June 30, 2002 and June 30, 2001                                 5

Consolidated Statements of Cash Flows for the three
   months ended June 30, 2002 and June 30, 2001                          6

Consolidated Statement of Shareholder's Equity                           7

Notes to the financial statements                                       8-23

                         GLOBAL SEAFOOD TECHNOLOGIES, INC.
                             CONSOLIDATED BALANCE SHEET

                                                  FYE
                                                AUDITED                      UNAUDITED
                                               March 31                       June 30
                                                 2002                           2002
                                            ----------------               ---------------
CURRENT ASSETS
Cash and cash equivalents                   $       334,580                $       (7,987)
Accounts Receivable (net)                   $     1,736,833                $    2,066,808
Accounts Receivable - Related               $       375,112                $       71,801
Income Taxes Receivable                     $        92,680                $       92,680
Pre-paid Expenses                           $        39,000                $       74,132
Inventories                                 $     1,215,458                $    1,439,096
Deferred tax asset, current                 $       454,201                $      454,201
                                            ----------------               ---------------
TOTAL CURRENT ASSETS                        $     4,247,864                $    4,190,731

PROPERTY AND EQUIPMENT
Land                                        $       121,890                $      121,890
Buildings and Improvements                  $     1,650,839                $    1,932,699
Furniture and Fixtures                      $        26,645                $       35,379
Machinery and Equipment                     $     3,862,630                $    4,180,919
Vehicles                                    $        67,325                $       67,325
Water Well                                  $       121,441                $      121,441
Idle Property                               $       701,944                $      701,944
                                            ----------------               ---------------
TOTAL FIXED ASSETS                          $     6,552,714                $    7,161,597
Less Accumulated Depreciation               $    (2,894,446)               $   (2,996,896)
                                            ----------------               ---------------
PROPERTY AND EQUIPMENT, NET                 $     3,658,268                $    4,164,701

OTHER ASSETS
Deferred tax asset                          $             -                $            -
Goodwill                                    $       273,000                $      273,000
Deposits                                    $           358                $          358
                                            ----------------               ---------------
Total Other Assets                          $       273,358                $      273,358

TOTAL ASSETS                                $     8,179,490                $    8,628,790

  The accompanying notes are an integral part of these consolidated financial statements

                         GLOBAL SEAFOOD TECHNOLOGIES, INC.
                             CONSOLIDATED BALANCE SHEET

                                                  FYE
                                                AUDITED                      UNAUDITED
                                               March 31                       June 30
                                                 2002                           2002
                                            ----------------               ---------------
CURRENT LIABILITIES
Accounts Payable                            $     1,407,569                $    1,289,332
Accounts Payable - Related                  $        37,345                $            -
Accrued expenses                            $        29,232                $       33,575
Notes Payable-Line of Credit                $             -                $      777,240
Notes Payable, current portion              $       223,176                $      223,351
Notes Payable - Related                     $       101,000                $      101,000
Obligations under capital leases            $        30,408                $       31,488
                                            ----------------               ---------------
TOTAL CURRENT LIABILITIES                   $     1,828,730                $    2,455,986

LONG-TERM LIABILITIES
Deferred Tax Liability                      $       319,823                $      319,823
Notes Payable                               $     1,147,467                $    1,087,493
Obligations under capital leases            $        58,380                $       43,864
                                            ----------------               ---------------
TOTAL LONG-TERM LIABILITIES                 $     1,525,670                $    1,451,181

TOTAL LIABILITIES                           $     3,354,400                $    3,907,166

STOCKHOLDER'S EQUITY
Preferred stock                             $             -                $            -
(Issued and outstanding)                    $             -
Common stock                                $        16,368                $       16,368
(Issued and outstanding)                         16,368,418                             0
Additional Paid-in Capital                  $     5,630,095                $    5,630,095
Prepaid Non-compete                         $       (47,834)               $      (39,862)
Retained Earnings                           $      (773,539)               $     (884,977)
                                            ----------------               ---------------
TOTAL STOCKHOLDER'S EQUITY                  $     4,825,090                $    4,721,624

TOT. LIAB. AND EQUITY                       $     8,179,490                $    8,628,790

  The accompanying notes are an integral part of these consolidated financial statements

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    UNAUDITED


                                                     For Three Months Ending June 30
                                            ----------------------------------------------
                                                 2001                           2002
Processing Sales                            $       328,301                $      120,358
Sales of Product                            $     3,378,258                $    2,757,738
                                            ----------------               ---------------
NET SALES                                   $     3,706,559                $    2,878,097

EXPENSES
Cost of Sales                               $     2,337,453                $    1,831,840
Non-compete covenant                        $         7,972                $        7,972
Depreciation & amortization                 $        99,021                $      105,903
Bad debt expense                            $             -                $           43
Selling, general and administrative         $     1,027,886                $    1,017,902
                                            ----------------               ---------------
TOTAL EXPENSES                              $     3,472,332                $    2,963,659

INCOME BEFORE OTHER ITEMS                   $       234,227                $      (85,562)

Other income                                $        11,355                $       10,983
Interest income                             $         2,031                $          234
Gain of disposition of assets               $             -                $        3,453
Interest expense                            $       (39,755)               $      (39,919)
                                            ----------------               ---------------
TOTAL OTHER INCOME (EXPENSE)                $       (26,370)               $      (25,248)

NET INCOME (LOSS) BEFORE TAXES              $       207,858                $     (110,810)

PROVISION FOR TAXES                         $        14,220                $          627

NET INCOME (LOSS)                           $       193,638                $     (111,438)

Basic Earnings (Loss) Per Share             $          0.01                $        (0.01)

Fully Diluted Earnings (Loss) Per Share     $          0.01                $        (0.01)


The accompanying notes are an integral part of these consolidated financial statements

                                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    UNAUDITED

                                                                                        For Three Months Ending June 30
                                                                                      2001                            2002
                                                                                 -------------                   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                                $     143,859                   $    (111,438)
Adjustments to Net Income:
Depreciation & Amortization                                                      $     156,772                   $     113,875
(Gain) Loss on Sale of Assets                                                    $           -                   $      (3,453)
Bad Debts                                                                        $           -                   $           -
Changes in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable
and Accounts Receivable Related                                                  $    (808,604)                  $     (26,665)
(Increase) Decrease in Taxes Receivable                                          $           -                   $           -
(Increase) Decrease in Deferred Tax Asset                                                                        $           -
(Increase) Decrease in Inventories                                               $    (531,370)                  $    (223,638)
(Increase) Decrease in Pre-paid Expenses                                         $      (9,000)                  $     (35,135)
(Increase) Decrease in Deposits                                                  $           -                   $           -
Increase (Decrease) in Accounts Payable
and Accounts Payable Related                                                     $     338,128                   $    (155,580)
Increase (Decrease) in Deferred Tax Liability                                    $      14,145                   $           -
Increase (Decrease) in Accrued Expenses                                          $     (13,470)                  $       4,343
Net Cash Provided (Used) by Operating Activities                                 $    (709,541)                  $    (437,689)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of Property and Equipment                                                   $           -                   $           -
Purchase of Property and Equipment                                               $    (178,101)                  $    (608,883)
Net Cash Used in Investing Activities                                            $    (178,101)                  $    (608,883)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additional Capital Contributed                                                   $      50,000                   $          (0)
Proceeds From Sale of Preferred Stock                                            $           -                   $           -
Payments on Notes Payable and Leases Payable                                     $     (67,332)                  $     (73,235)
Proceeds From Notes Payable and Leases Payable                                   $      51,875                   $     777,240
Net Cash Provided (Used by)Financing Activities                                  $      34,543                   $     704,005

NET INCREASE (DECREASE) IN CASH                                                  $    (853,099)                  $    (342,567)

BEGINNING CASH AND CASH EQUIVALENTS                                              $   1,313,729                   $     334,580

ENDING CASH AND CASH EQUIVALENTS                                                 $     460,630                   $      (7,987)

                   The accompanying notes are an integral part of these consolidated financial statements

                                                GLOBAL SEAFOOD TECHNOLOGIES, INC.
                                         Consolidated Statements of Shareholders' Equity



                                                     Preferred Stock      Common Stock       Additional                 Retained
                                                   ------------------- --------------------   Paid-in      Pre-paid     Earnings
                                                     Shares    Amount    Shares      Amount    Capital     Non-compete  (Deficit)
                                                   ---------- -------- ----------  --------  -----------   ----------- -----------
Balance, March 31, 2002                                0        $0     16,368,418   $16,368  $5,630,095    ($47,834)    ($773,539)

Amortization of Non-compete Agreement                                                                         7,972

Net income for three months ended June 30, 2002                                                                          (111,438)
                                                   ---------- -------- ----------  --------  -----------   ----------- -----------

Balance, June 30, 2002                                 0         0     16,368,418    16,368   5,630,095     (39,862)     (884,977)
                                                   ========== ======== ==========  ========  ===========   ==========  ===========


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

         In 1997, the Company purchased CoMar Foods, Inc. for $1,500,000 comprised of 422,492 shares of its common stock valued at $933,707, $300,000 in cash and assumed liabilities of $266,293. CoMar's operations were discontinued during the year ended March 31, 2001 and in December 2000, CoMar was dissolved.

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

         During the year ended March 31, 2001, the Company incorporated a new subsidiary, Aquaculture Corporation of America (Aqua) for the development of farm grown freshwater shrimp, which operates as a division of Custom.

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

         RECLASSIFICATIONS

         Certain prior period amounts have been reclassified to conform to the March 31, 2002 and June 30, 2002 financial statement presentation.

         NON-DIRECT RESPONSE ADVERTISING

         The Company expenses advertising costs as incurred. Advertising cost totaled $35,503 in 2002, and $642 and $14,577 in the respective three months ended June 30, 2002 and 2001.

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

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         INTANGIBLE ASSETS

         The Company entered into a covenant-not-to-compete for $492,000 during the year ended March 31, 1991. During the year ended March 31, 2000, the Company issued 114,800 shares of its outstanding common stock in lieu of the future payments required under the non-compete agreement. These shares were valued at $143,500 or $1.25 per share. The agreement, as amended, is being amortized through September 2003. Accumulated amortization on the prepaid agreement at March 31, 2002 was$95,666. Amortization expense totaling $31,889 was recorded during the year ended March 31, 2002, and $7,972 was recorded in each of the three months periods ended June 30, 2002 and 2001, respectively.


NOTE B   PROPERTY AND EQUIPMENT

         Property and equipment at March 31, 2002 and June 30, 2002 consisted of the following:

                                                      March 31,        June 30,
                                                    ----------------------------
                                                         2002            2002
                                                    ------------   -------------
         Land                                       $    121,890   $    121,890
         Buildings and Improvements                    1,650,839      1,932,699
         Furniture and Fixtures                           26,645         35,379
         Machinery and Equipment                       3,862,630      4,180,919
         Vehicles                                         67,325         67,325
         Water Well                                      121,441        121,441
         Idle Property                                   701,944        701,944
                                                    ------------   -------------
                  Total                                6,552,714      7,161,597

            Less Accumulated Depreciation             (2,894,446)    (2,996,896)
                                                    -------------  ------------

                  Property and Equipment - Net      $  3,658,268   $  4,164,701
                                                    ============   ============


         Depreciation expense for the year ended March 31, 2002 was $391,183, and was $105,903 and $99,021 for the three months ended June 30, 2002 and 2001, respectively.

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE B   PROPERTY AND EQUIPMENT (Continued)

         On March 30, 2001, the Company's principal building and certain office equipment were damaged in a fire. The fire completely destroyed the portion of the plant where the corporate offices were located but did minimal damage to the processing area or the processing equipment and machinery. As of March 31, 2002 the property has been substantially reconstructed, and the extraordinary gain of $927,041 ($.06 per share), net of income tax of $477,567, represents that portion of the insurance proceeds in excess of the loss incurred by the Company. During the three month period ending June 30, 2002 $280,624 in fixed assets was acquired from the remaining portion of insurance proceeds.


NOTE C   NOTES PAYABLE

         Notes payable at March 31, 2002 and June 30, 2002 consisted of the following:

                                                                             March 31,        June 30,
                                                                          --------------------------------
                                                                               2002             2002
                                                                          --------------    --------------
         Note payable, secured by property, interest at 8.05%,
            interest and principal payments of $16,124 due
            monthly, matures on July 5, 2003.                             $      954,255    $      925,340

         Note payable, secured by property, interest at 9.0%,
            interest and principal payments of $1,497 due
            monthly, matures on July 1, 2012.                                    124,607           122,930

         Note payable, secured by property, interest at 8.0%,
            interest and principal payments of $702 due
            monthly, matures on May 23, 2003.                                     12,685            10,728

         Note payable, secured by property, interest at 7.5%,
            interest and principal payments of $399 due
            monthly, matures on November 15, 2002.                                 3,106             1,961

         Note payable, secured by property, interest at 7.5%,
            interest and principal payments of $737 due
            monthly, matures on October 15, 2002.                                  5,038             2,905

         Note payable to a bank, secured by property and equipment, interest at 9.25%, interest and principal payments of $440
            due monthly, matures in September 2002.                                2,577             1,306


               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE C   NOTES PAYABLE (Continued)
                                                                             March 31,        June 30,
                                                                          --------------------------------
                                                                               2002             2002
                                                                          --------------    --------------
         Note payable to a bank, secured by property and equipment, interest at 8.0%, interest and principal payments of $492
            due monthly, matures in January 2004.                                 10,137             8,836

         Note payable to a bank, secured by property, interest
            at 8.0%, interest and principal payments of $1,531
            due monthly, matures in June 2004.                                    37,677            33,780

         Note payable to a bank, secured by property, interest at
            8.0%, interest and principal payments of $1,369 due
            monthly, matures in September 2005.                                   46,744            41,928

         Note payable to a bank, secured by property, interest at
            8.50%, interest and principal payments of $739 due
            monthly, matures in March 2004.                                       15,765            13,732

         Note payable to a bank, secured by property, interest at
            8.50%, interest plus principal payments of $1,124 due
            monthly, matures in January 2005.                                     38,227            33,733

         Note payable to a bank, secured by property, interest at
            8.0%, interest and principal payments of $1,447 due
            monthly, matures June 2004.                                           35,611            31,928

         Note payable, secured by equipment, interest at 9.4%,
            interest and principal payments of $813 due monthly,
            matures May 2006                                                      32,314            30,630

         Note Payable, secured by property, interest at 6.5%,
            interest and principal payments of $470 due monthly,
            matures September 2006                                                51,899            51,108
                                                                          --------------    --------------


                  Total notes payable                                          1,370,643         1,310,844

                  Less: current portion                                         (223,176)         (223,351)
                                                                          --------------    --------------

                  Long-term notes payable                                 $    1,147,467    $    1,087,493
                                                                          ==============    ==============

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE C   NOTES PAYABLE (Continued)

         Maturities of long-term debt are as follows:

                    Twelve Months Ending
                         June 30,                             Amount
                      --------------                      --------------
                           2003                           $      223,351
                           2004                                  893,377
                           2005                                   44,277
                           2006                                   19,406
                           2007                                   50,833
                           2008 and Thereafter                    79,600
                                                          --------------
                                 Total                    $    1,310,844
                                                          ==============


NOTE D   LINE OF CREDIT

         The Company has available a line of credit with a bank totaling $1,000,000, bearing interest at prime, maturing September 25, 2002. The line of credit is secured by property, equipment, accounts receivable, and inventory, and is guaranteed by three of the Company's shareholders. There were no notes payable outstanding against the line of credit at March 31, 2002 or June 30, 2001. $777,240 was outstanding under the line of credit on June 30, 2002.


NOTE E   CAPITAL LEASES

         The Company leases certain equipment with lease terms through June 2004. Obligations under these capital leases have been recorded in the accompanying consolidated financial statements at the present value of future minimum lease payments.

         At March 31, 2002 and at June 30, 2002, the total cost of these assets included in property and equipment was $141,738. The accumulated depreciation on these assets totaled $29,308 and $34,370, respectively, on those dates.

         Obligations under capital leases at March 31, 2002 and June 30, 2002 consisted of the following:

                                                    March 31,        June 30,
                                                 ------------------------------
                                                      2002             2002
                                                 ------------      ------------

         Total                                   $     88,788      $     75,352
         Less: Current Portion                        (30,408)          (31,488)
                                                 ------------      ------------

            Long-Term Portion                    $     58,380      $     43,864
                                                 ============      ============

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE E   CAPITAL LEASES (Continued)

         The future minimum lease payments under these capital leases and the net present value of the future minimum lease payments are as follows:

         Twelve Months Ending
             June 30,                                               Amount
          --------------                                        --------------
              2003                                              $      38,231
              2004                                                     47,890
              2005                                                          -
                                                                -------------

              Total Future Minimum Lease Payments                      86,120
              Less:  Amount Representing Interest                     (10,768)
                                                                -------------

              Present Value of Future Minimum Lease Payments    $      75,352
                                                                =============


NOTE F   MAJOR CUSTOMERS AND SUPPLIERS

         The following information is given concerning certain customers who generated sales that were in excess of 10% of total sales in the year ended March 31, 2002, and the three months ended June 30, 2002 and 2001, respectively:

                                     Number of                  Respective %
                                     Customers                 of Total Sales
                                     ---------            ----------------------
              March 31, 2002            4                    31%, 14%, 12%, 12%
              June 30, 2002             3                         21%, 20%, 14%
              June 30, 2001             3                         15%, 14%, 13%


         All of the significant sales exceeding 10% of total sales for the company were in the seafood processing and packaging business segment, except that one customer in the recreational bait segment accounted for 12% and 21% of total sales in the year ended March 31, 2002 and the three months ended June 30, 2002, respectively.

         The Company purchases product from many suppliers, some of whom generate costs that are in excess of 10% of the Company's total product costs. Purchases from these suppliers for the year ended March 31, 2002and the three months ended June 30, 2002 and 2001, respectively, is shown below:

                                      Number of              Respective %
                                      Suppliers       of Total Production Costs
                                      ---------       -------------------------
              March 31, 2002             2                       19%, 11%
              June 30, 2002              1                            16%
              June 30, 2001              2                       23%, 19%


         All significant purchases that exceeded 10% during these years were suppliers to the seafood processing and packaging segment.

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE G   COMMITMENTS AND CONTINGENCIES

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

         The Company is in the process of trying to recover 1,700,000 common shares. The holder of the shares is claiming breach of contract and claims that he is entitled to the shares. The claim is currently in litigation and management intends on vigorously contesting the claim. The Company has filed an answer and a counterclaim against the holder seeking specific performance of a settlement agreement previously entered into. While the possibility that an unfavorable outcome exists, the Company has determined that the potential loss is remote and fully intends on recovering the entire 1,700,000 shares. It is remotely possible, however, that the Company may have to honor these shares in the future, although the shares have not been recorded by the Company as outstanding shares as of March 31, 2002 or June 30, 2002.

         COMMON STOCK OUTSTANDING

         The Company has recognized 203,400 shares that were previously noted as a contingency and were not recorded by the Company as outstanding shares as of March 31, 2001. These shares, which had been issued for no consideration in 1999, are being reported as issued and outstanding as of March 31, 2002 and June 30, 2002.

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

         LEASES

         The Company leases certain machinery and equipment used in operations under operating leases expiring in 2006. As of June 30, 2002, the minimum future payments required under non-cancelable operating leases having remaining terms in excess of one year appear below:

          Year Ending
            March 31,                                           Amount
         ---------------                                    --------------
              2003                                          $       84,273
              2004                                                  77,838
              2005                                                  30,100
              2006                                                   7,500
                                                            --------------
                    Total                                   $      199,711
                                                            ==============

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE G   COMMITMENTS AND CONTINGENCIES

         LEASES (Continued)

         Rent expense charged to operations for the year ended March 31, 2002, and the three months ended June 30, 2002 and 2001 was $302,743, $57,914, and $101,407, respectively.


NOTE H   RELATED PARTY TRANSACTIONS

         During the year ended March 31, 2002, and the three months ended June 30, 2002, and 2001, the Company made sales to affiliates in the amounts of $733,400, $434,284, and $15,276, respectively. In addition, the Company has advanced funds to related companies for operating expenses. Amounts due from affiliates totaled $375,112 and $299,918 at March 31, 2002 and 2001, respectively. Amounts due to affiliates totaled $37,345 and $43,149 at March 31, 2002 and June 30, 2002, respectively.

         Notes Payable to a shareholder is unsecured, payable on demand, bearing interest at 10%, with interest payable quarterly. Interest paid to shareholder totaled $11,350, $2,525and $2,838 for the year ended March 31, 2002, and the three months ended June 30, 2002 and 2001, respectively.

         During the year ending March 31, 2002, and the three months period ending June 30, 2002 and 2001, the Company paid storage fees to an affiliate totaling $17,129, $-0- and $-0-, respectively.


NOTE I   OFF-BALANCE SHEET RISK

         During the year ended March 31, 2002 and the three months ended June 30, 2002, the Company maintained cash balances in a financial institution in excess of federally insured limits.


NOTE J   STOCK OPTIONS AND WARRANTS OUTSTANDING

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

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE J   STOCK OPTIONS AND WARRANTS OUTSTANDING (Continued)

         STOCK OPTIONS (Continued)

         A summary of the status of the Company's stock options as of March 31, 2002 and June 30, 2002 and changes during the year and three months ending on those dates, respectively, is presented below:

                                                       Weighted    Weighted
                                                        Average    Average
                                                       Exercise   Grant Date
                                            Shares      Price     Fair Value
                                         -----------  ---------  ------------

         Outstanding, March 31, 2001      1,295,000   $    1.01   $     1.01
           Granted
           Exercised                             -          -            -
           Expired/Canceled                      -          -            -
                                         ----------   ---------   ----------

         Outstanding, March 31, 2002      1,295,000        1.01         1.01
           Granted                               -          -            -
           Exercised                             -          -            -
           Expired/Canceled                  25,000         -            -
                                         ----------   ---------   ----------

         Outstanding, June 30, 2002       1,270,000   $    1.01   $     1.01
                                         ==========   =========   ==========


         At March 31, 2002 and 2001, 1,295,000 shares, respectively, were exercisable, and at June 30, 2002, 1,270,000 shares were exercisable. These options expire ten years after the grant date.

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

         Under the accounting provisions of SFAS 123, the Company's net income
(loss) would have been unchanged for the year ended March 31, 2002, and the three month periods ended June 30, 2002 and 2001.

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE J   STOCK OPTIONS AND WARRANTS OUTSTANDING (Continued)

         WARRANTS

         In connection with certain investor transactions and certain acquisitions described in Note A, GST has granted warrants for the purchase of the Company's common stock. These warrants expire on various dates through July 2009.

         A summary of the status of the Company's stock warrants as of March 31, 2002 and June 30, 2002 and changes during the year and three months ending on those dates, respectively, is presented below:

                                                         Weighted     Weighted
                                                          Average      Average
                                                         Exercise    Grant Date
                                           Warrants        Price      Fair Value
                                         -------------  ---------   ------------
         Outstanding, March 31, 2001       5,525,000    $    1.20   $      1.11
           Granted                                -            -              -
           Exercised                              -            -              -
           Expired/Canceled                       -            -              -
                                         -----------    ---------   ------------

         Outstanding, March 31, 2002       5,525,000    $    1.20   $      1.11
           Granted                                -            -              -
           Exercised                              -            -              -
           Expired/Canceled                       -            -              -
                                         -----------    ---------   ------------

         Outstanding, June 30, 2002        5,525,000    $    1.20   $      1.11
                                         ===========    =========   ============


         At March 31, 2002 and June 30, 2002, 5,525,000 shares were exercisable.


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

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE K   BASIC AND FULLY DILUTED EARNINGS PER SHARE

         The computations of basic earnings per share of common stock are based on the weighted average number of shares outstanding during the period of the consolidated financial statements. Common stock equivalents, consisting of the preferred shares, options and warrants are not included in the fully diluted earnings per share for the three month period ending June 30, 2002, as they are antidilutive.

                                                        March 31,                   June 30,
                                                      -------------      -----------------------------------
                                                          2002               2002                2001
                                                      -------------      --------------     ----------------
         Income or (Loss)
         From Continuing Operations
           Before Extraordinary Item                  $    (554,153)     $     (111,438)    $        193,638
         Discontinued Operations (Net of Tax)                    -
         Extraordinary Item (Net of Tax)                    927,041                  -                    -
                                                      -------------      --------------     ----------------

         Income (Loss) Available to Common
           Stockholders Used in Basic EPS
           And After Assumed Conversions
           Of Dilutive Secruities- Numerator          $     372,888      $     (111,438)    $        193,638
                                                      =============      ==============     ================


         Weighted Average Number of Common
           Shares Used in Basic EPS                      15,843,403          16,368,418           15,410,781
         Effect of Dilutive Securities:
           Stock Options                                    256,862                  -               660,073
           Warrants                                         829,857                  -             2,301,699
                                                      -------------      --------------     ----------------

         Weighted Average Number of
           Common Shares and Dilutive
           Potential Common Stock Used
           in Diluted EPS - Denominator                  16,930,122          16,368,418           18,372,553
                                                      =============      ==============     ================

NOTE L   JOINT PARTICIPATION AGREEMENTS

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

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE L   JOINT PARTICIPATION AGREEMENTS (Continued)

         Profits derived from the operation of the farm will be allocated 51% to the Company and 49% to the other participant. No profit had been earned as of March 31, 2002 or June 30, 2002.

         During the year ended March 31, 2001, the Company entered into a joint venture to establish a freshwater shrimp farm in the Republic of Guyana. The Company is to provide the technology and the delivery of post-larvae as seed stock, and will share in 20% of the net profits. No profit had been earned as of March 31, 2002 or June 30, 2002.

         On February 5, 2002 the Company entered into a Joint Profit Participation Agreement with AquaPro Corporation for the production of freshwater shrimp in up to 300 acres of ponds that are owned and managed by AquaPro. The Company is to provide the technology and the delivery of post-larvae as seed stock, and will share in the net profits. No profit had been earned as of March 31, 2002 or June 30, 2002.


NOTE M   SEGMENT REPORTING

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

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE M   SEGMENT REPORTING (Continued)

         Financial information as of and for the year ended March 31, 2002, and the quarter ended June 30, 2002 and 2001 with respect to the reportable segments is as follows:

                                                                Fishing       Freshwater
                                              Seafood            Bait           Shrimp              Total
                                          --------------   ---------------   ------------    ----------------
         External Revenues
            March 31, 2002                $   10,695,521   $     2,881,549   $    164,709   $      13,741,779
            June 30, 2002                      1,750,276         1,050,436         77,386          2,878,097
            June 30, 2001                      2,333,525         1,269,064        103,970           3,706,559

         Cost of Goods Sold
            March 31, 2002                     8,849,658         1,507,677        346,150          10,703,485
            June 30, 2002                      1,247,512           505,056         79,271           1,831,840
            June 30, 2001                      1,567,213           775,630         (5,390)          2,337,453

         Other Income (Expenses)
            March 31, 2002                    (2,035,571)       (1,690,158)      (146,644)         (3,872,373)
            June 30, 2002                        (23,677)            1,575         (3,147)            (25,248)
            June 30, 2001                        (22,066)           (2,540)        (1,764)            (26,370)
         Segment Profit (Loss) from
           Continuing Operations
           Before Income Taxes
            March 31, 2002                      (189,708)         (316,286)      (328,085)           (834,079)
            June 30, 2002                       (267,979)          201,589        (44,420)           (110,811)
            June 30, 2001                         72,215            64,261         71,382             207,858

         Extraordinary Item (Net of Tax)
            March 31, 2002                       927,041                -              -              927,041
            June 30, 2002                             -                 -              -                   -
            June 30, 2001                             -                 -              -                   -

         Net Earnings (Loss)
            March 31, 2002                     1,017,259          (316,286)      (328,085)           372,888
            June 30, 2002                       (267,352)          201,589        (44,420)          (111,438)
            June 30, 2001                         62,110            60,146         71,382            193,638

         Total Assets
            March 31, 2002                     5,637,415         1,746,504        795,571           8,179,490
            June 30, 2002                      5,622,622         2,224,381        781,787           8,628,790
            June 30, 2001                      5,077,261         1,867,247        796,019           7,740,527

         Total Liabilities
            March 31, 2002                     2,215,195           950,014        189,191           3,354,400
            June 30, 2002                      2,496,097         1,226,302        184,767           3,907,166
            June 30, 2001                      2,373,002           834,441        169,134           3,376,577

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE N   COMMON STOCK PURCHASE AGREEMENT

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

         Financing under the agreement is conditioned upon the Company filing a registration statement with the Securities and Exchange Commission on Form SB-2 for the sale of up to 8,884,304 shares of its common stock to Fusion Capital. The 16,368,418 shares of common stock outstanding as of March 31, 2002, includes 442,152 shares that were issued to Fusion Capital as a commitment fee for its purchase obligations, and the other 8,442,152 shares remain to be offered to Fusion Capital pursuant to the common stock purchase agreement after the effective date of the registration statement. The Company estimates that the maximum number of shares it will sell to Fusion Capital under the common stock purchase agreement will be 8,000,000 shares, not including up to 442,152 additional shares that may be issued to Fusion Capital as a future commitment fee.

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

                                             SELECTED FINANCIAL DATA
                                  (Dollars in thousands, except per share data)

                                                AS OF AND FOR THE
                                        THREE MONTH PERIOD ENDED JUNE 30,

INCOME STATEMENT

                                           Percentage                                    Percentage
                              2001(1)     of Net Sales                   2002           of Net Sales
                           ----------    --------------               ---------        --------------
REVENUE:                   $   3,707          100 %                   $  2,878              100 %

OPER. EXPENSES             $   3,472           94 %                   $  2,964              103 %

INCOME BEFORE
OTHER ITEMS                $     234            6 %                   $    (86)              (3 %)

OTHER INC (EXP)            $     (26)          (1 %)                  $    (25)              (1 %)

NET INCOME
BEFORE TAX                 $     208            5 %                   $   (111)              (4 %)

PROVISION FOR
INCOME TAX                 $      14                                  $      0
                           ----------                                 ----------

NET INCOME                 $     194            5 %                   $   (111)              (4 %)

NET INCOME (LOSS)
PER SHARE (2)              $     .01                                  $   (.01)


                                           JUNE 30, 2002      MARCH 31, 2002
                                         -----------------    --------------
BALANCE SHEET -

TOTAL ASSETS:                               $   8,629          $     8,179

LONG-TERM OBLIGATIONS: (3)                  $   1,706          $     1,779

TOTAL STOCKHOLDERS' EQUITY                  $   4,722          $     4,825

(1) Income statement data for the three months ended June 30, 2001 have been restated, consistent with the Company's audited financials statements for the year ended March 31, 2001 to correct errors in the depreciation of fixed assets which resulted in the understatement of assets and equity, as well as overstating the net loss for the period ended June 30, 2001.

(2) Net Income (Loss) from continuing operations per share includes the weighted average number of shares of the Company's common capital outstanding.

(3) Long-term Obligations includes the current portion of long-term debt and capital leases of $254,839 and $253,584 at June 30, 2002 and March 31, 2002, respectively.


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

Business Segments

Seafood Processing

Our core seafood packaging business, which is conducted through our Custom Pack subsidiary, provided 63% and 61% of revenues in each of the first three months periods of the 2001 and 2002 fiscal years, respectively. The declining contribution of Custom Pack revenues as a percentage of total revenues is a function of increased revenue in the other business segments as well as a decrease in volume of 25% at Custom Pack when comparing these two periods. An overall weakness in prices in the shrimp market globally contributed to the lower revenues. Processing volume also declined, reflective of the overall weakness in the economic demand.

Recreational Fishing Bait

For the first three months through June 30, 2002 sales declined 17% from $1,269,064 in the three months through June 30, 2001 to $1,050,436 in this period. The decline was confined to the sales of ballyhoo bait, which is sold to charter boats and luxury blue water uses. We generally expect a strong fishing season in line with last year's sales for the remainder of the year, and believe that the ballyhoo market will ultimately return to previous levels as the economy improves. For the period, Killer Bee accounted for 36% of total revenues.

Freshwater Shrimp Aquaculture

Revenues from our aquaculture division were $77,386 for the first three months of the current fiscal year compared to $103,970 for the same period last year. While this still represents only 3% of our total revenues, we believe that revenues will show improvement later in the year from harvested yields in joint venture farms. Our hatchery in Ocean Springs has supplied independent and joint venture farms in the current growing season, and we plan to continue expansion in next year's season. We are continuing to pursue potential joint venture proposals and sales to contract growers to increase the growth in this segment.

Results of Operations

We reported a consolidated net loss from operations for the three months period ending June 30, 2002 of $111,438 compared to a net profit of $193,638 in the same period last year. The loss was attributable to operations of our core business, which lost $267,352. A decline in processing volume and commodity prices were factors that lead to this loss. This business is beginning to experience a recovery in volume that may be reflected in the remaining quarters of this current fiscal year. Killer Bee contributed a profit of $201,589 for the three month period, compared to a reported loss of $316,286 in the June 30, 2001 quarter. This operating profit was achieved through a reduction in operating expenses. Our aquaculture business reported at a $44,420 loss for the period.

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

Net sales for the company for the three months ended June 30, 2002 decreased 22% as compared to the three months ended June 30, 2001 from $3,706,559 to $2,878,097. The decreases were related to a decrease in product sales and processing sales in the core business segment as well as lower sales in the fishing bait segment.

Sales from Killer Bee bait decreased 17% from $1,269,064 to $1,050,436 in comparing the respective three month periods ending June 30. Killer Bee had expanded its number of corporate and independent accounts to be over 700 in number last year, but has focused its attention on consolidating the operations of Natural Bait Brokers, which was acquired last year, and on reducing operating overhead. Sales of ballyhoo bait products, which is in the luxury end of the business, was also comparatively lower, reflecting a tightening of consumer spending patterns since last September.

Expenses

Cost of sales includes processing and packaging costs, including plant labor, in-bound and out-bound freight, and the raw material (seafood) costs where the products are processed for our own account. Where processing is done for third-party accounts, the raw material (seafood) costs are not carried on the Company's books. Historically, approximately 15% of net sales in the core business segment is reflected in processing for third parties, in which case we charge a processing fee and do not maintain any inventory level of product for our own account. However, in the three months ended June 30, 2002, processing sales were only 6% of core business volume. We believe that this relative decline reflects the overall weakness in the economy during this period, and we anticipate that processing volume will return to historic proportions as consumer confidence improves.

The decrease in cost of sales from $2,337,453 to $1,831,840 (a 22% decrease in the three month comparable periods) reflects the lower volume of product sales in both the core segment and the fishing bait segment. Overall gross profit also declined by 24% to a level of $1,046,257. Our Killer Bee operations were able to maintain the same relative level gross profit in the June 30, 2002 period because of improved gross profit margins from the June 30, 2001 period. However, the gross margin in our processing business was adversely affected because of market weakness.

Selling, general and administrative expenses decreased by 1% in comparing the three-month periods ending June 30 2002 and 2001. We do not anticipate the need to expand administrative expenses in the near future.

Working Capital

As we continue to execute on our business plans for both Killer Bee and for our aquaculture division, working capital requirements are expected to reflect greater demands from those areas. The nature of the fishing bait segment requires that we acquire, process, and have available for distribution an adequate supply of product in inventory. As this business expands, our relative levels of inventory will also expand. Additionally, the core business segment has found it necessary to purchase products in advance in order to fulfill customer needs as the third party processing volume has declined. Custom Pack inventories had shown an increase from $100,050 at June 30, 2000 to $1,161,850 at June 30, 2001, but declined to $797,711 at June 30, 2002. This reduction followed the corresponding reduction in sales discussed earlier. Killer Bee inventories registered an increase from $234,523 to 641,385 at June 30, 2002 in a similar comparison because we were able to acquire bait products in advance of anticipated sales in future periods. The balance sheet as of June 30, 2002 reflects an overall increase in inventory to $1,439,096 from $1,215,458 at March 31, 2002 due primarily to the operations of Killer Bee.

Historically, sales in the core business segment are generally settled at the time of wholesale delivery, so that accounts receivable have customarily been maintained at relatively low levels. However, in the last two fiscal years, Custom Pack generated an increase in accounts receivable in line with a change in its mix of business with lower third party processing, and Killer Bee sales generated larger levels of accounts receivable, as well, with increased sales. Killer Bee receivables had grown from $278,235 to $666,300 (139%) from June 30, 2000 to 2001 in line with the 131% sales growth in comparing the same periods, and stood at $577,880 at June 30, 2002.

As of June 30, 2001 we maintained cash reserves of $460,630, but reported negative cash of $7,987 at June 30, 2002. Current assets exceeded current liabilities by $1,734,745 at June 30, 2002 compared to $2,638,967 at June 30, 2001.

Seasonality

Under historical market conditions, there is only a modest seasonal factor for our core business because of the availability of seafood throughout the world markets. Typically, our operating activities increase slightly during the spring and fall domestic shrimp harvesting seasons, depending on the abundance of the crop that is found in the wild. Demand is generally steady, with increases experienced around major holiday seasons. However, due to slower economic conditions and effects of September 11 on consumer buying patterns, these seasonal patterns in our core business have been disrupted over the last nine months. The revenues of Killer Bee demonstrate seasonality that reflects the higher recreational fishing activities in the warmer months of the year, which encompass the first and second quarters of the fiscal year. Revenues of the aquaculture division will reflect a seasonal harvest of product, which is recognized in the second and third quarters of our fiscal year, and a sale of larvae to farmers, which is primarily limited to the first quarter.

Inflation/ Deflation

Our business is not significantly affected by inflation, as we anticipate that any increased costs can be passed on to our customers. Our business has been affected more by deflation over the last year, as commodity shrimp prices have fallen to the lowest levels in decades, which has been reflected in the decline in our sales revenues.

Cash Flow

In the latest three month period ending June 30, 2002, we used $342,567 in funds from all sources compared to $853,099 used in the June 30, 2001 period. The bulk of the funds were provided by financing activities through the use of our line of credit at our bank.

Operating Activities

Our Consolidated Statement of Cash Flows reported $437,689 in funds used by operating activities in the three months ended June 30, 2002 compared to $709,541 used in operating activities in the June 30, 2001 period. The primary factors involved increases in both accounts receivable and inventory and a reduction in accounts payable. The operating loss of $111,438 was offset by non-cash charges of depreciation and amortization totaling $113,875.

Investing Activities

Net investing activities in the three months ended June 30, 2002 consumed $608,883 in funds compared to $178,101 in funds used in the June 30, 2001 period. The activities included the completion of property and equipment additions that had been destroyed by fire and were rebuilt from insurance proceeds.

Financing Activities

Our financing activities included additional note borrowings of $777,240 under our line of credit that exceeded payments on notes and leases of $73,235. We expect that activities through our equity facility with Fusion Capital will be a source of funds to us in the near future. This facility will become operational whenever the registration statement for the potential issuance of our common stock may become effective.

Critical Accounting Policies

The Company's accounting policies are described in Note A of the consolidated financial statements included in Item 1 of this report. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The following policies are considered by management to be the most critical in understanding the judgments involved in preparing the financial statements and the uncertainties that could impact the Company's results of operations, financial condition and cash flows.

Revenue Recognition. The Company recognizes revenues at the time of delivery of products and services. However, within the Freshwater Shrimp (Aquaculture) business segment, there is no recognition of revenues for sales of larvae and juveniles that are delivered to joint ventures. Management has chosen to recognize those revenues at the time of harvest of mature shrimp because of the potential uncertainty of the harvest yields. The amount of revenues that may be recognized in future periods from such deliveries in the three months ended June 30, 2002 would approximate $75,000.

Impairment of Goodwill. The Company has recorded goodwill of $273,000 that is related to acquisitions within the Fishing Bait (Killer Bee) business segment. Because this amount relates to the addition of productive and profitable assets, there has been a determination that goodwill is not impaired and is not amortized.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of shareholders, held July 27, 2002, there were 16,214,777 shares represented in person or by proxy. By a majority vote, Brent Gutierrez, Clayton Gutierrez, Anita Gutierrez, Frank Gutierrez, and Lance McNeill were re-elected to serve as Directors. Also by a majority vote, shareholders ratified the appointment of Laporte, Sehrt, Romig & Hand APAC to serve as independent auditors for the fiscal year ending March 31, 2003.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are filed as part of this report:

                  99.1 Certification pursuant to 18 U.S.C. Section 1350 by the Company's Chief Executive Officer

                  99.2 Certification pursuant to 18 U.S.C. Section 1350 by the Company's Chief Financial Officer


         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


August 14, 2002                             GLOBAL SEAFOOD TECHNOLOGIES, INC.



                                            By: /s/ Brent Gutierrez
                                                --------------------------------
                                                 Brent Gutierrez, President and
                                                 Chief Executive Officer