Form 10QSB
period 2002-09-30
GLOBAL SEAFOOD TECHNOLOGIES INC
filed 2002-11-13
CIK 1080533

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

For the Quarter Period Ended
September 30, 2002                                   Commission File No. 0-28495


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

                                 Yes [X] No [ ]

As of November 1, 2002, there were 16,368,418 shares of Common Stock, $.001 par value outstanding.

================================================================================

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets as of September 30, 2002
  and March 31, 2002                                                   1-2

Consolidated Statements of Operations for the three months
  ended September 30, 2002 and September 30, 2001                       3

Consolidated Statements of Operations for the six months
  ended September 30, 2002 and September 30, 2001                       3

Consolidated Statements of Cash Flows for the six months
  ended September 30, 2002 and September 30, 2001                       4

Consolidated Statement of Shareholders Equity                           5

Notes to the financial statements                                      6-11

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET

                                                     FYE
                                                   AUDITED                UNAUDITED
                                                   March 31              September 30
                                                     2002                    2002
                                               ----------------        ----------------
CURRENT ASSETS
Cash and cash equivalents                      $        334,580        $         47,038
Accounts Receivable (net)                      $      1,736,833        $      1,681,527
Accounts Receivable - Related                  $        375,112        $         71,726
Income Taxes Receivable                        $         92,680        $         92,680
Pre-paid Expenses                              $         39,000        $         77,999
Inventories                                    $      1,215,458        $      1,202,267
Deferred tax asset, current                    $        454,201        $        454,201
                                               ----------------        ----------------
TOTAL CURRENT ASSETS                           $      4,247,864        $      3,627,438

PROPERTY AND EQUIPMENT
Land                                           $        121,890        $        121,890
Buildings and Improvements                     $      1,650,839        $      2,148,879
Furniture and Fixtures                         $         26,645        $         35,427
Machinery and Equipment                        $      3,862,630        $      4,226,681
Vehicles                                       $         67,325        $         67,325
Water Well                                     $        121,441        $        121,441
Idle Property                                  $        701,944        $        701,944
                                               ----------------        ----------------
TOTAL FIXED ASSETS                             $      6,552,714        $      7,423,587
Less Accumulated Depreciation                  $     (2,894,446)       $     (3,130,578)
                                               ----------------        ----------------
PROPERTY AND EQUIPMENT, NET                    $      3,658,268        $      4,293,009

OTHER ASSETS
Deferred tax asset                             $              -        $              -
Goodwill                                       $        273,000        $        273,000
Deposits                                       $            358        $            358
                                               ----------------        ----------------
Total Other Assets                             $        273,358        $        273,358

TOTAL ASSETS                                   $      8,179,490        $      8,193,805

The accompanying notes are an integral part of these consolidated financial statements

                          GLOBAL SEAFOOD TECHNOLOGIES, INC.
                              CONSOLIDATED BALANCE SHEET

                                                     FYE
                                                   AUDITED                UNAUDITED
                                                   March 31              September 30
                                                     2002                    2002
                                               ----------------        ----------------
CURRENT LIABILITIES
Accounts Payable                               $     $1,407,569        $        939,538
Accounts Payable - Related                     $       $ 37,345        $              -
Accrued expenses                               $       $ 29,232        $         32,821
Notes Payable-Line of Credit                   $            $ -        $        853,000
Notes Payable, current portion                 $      $ 223,176        $        223,091
Notes Payable - Related                        $      $ 101,000        $        101,000
Obligations under capital leases               $       $ 30,408        $         29,975
                                               -----------------       -----------------
TOTAL CURRENT LIABILITIES                      $     $1,828,730        $      2,179,425

LONG-TERM LIABILITIES
Deferred Tax Liability                         $      $ 319,823        $        319,823
Notes Payable                                  $     $1,147,467        $      1,031,811
Obligations under capital leases               $       $ 58,380        $         41,094
                                               -----------------       -----------------
TOTAL LONG-TERM LIABILITIES                    $     $1,525,670        $      1,392,728

TOTAL LIABILITIES                              $     $3,354,400        $      3,572,153

STOCKHOLDER'S EQUITY
Preferred stock                                $            $ -        $              -
(Issued and outstanding)
Common stock                                   $       $ 16,368        $         16,368
(Issued and outstanding)                             16,368,418              16,368,418
Additional Paid-in Capital                     $     $5,630,095        $      5,630,095
Prepaid Non-compete                            $      $ (47,834)       $        (31,890)
Retained Earnings                              $     $ (773,539)       $       (992,921)
                                               -----------------       -----------------
TOTAL STOCKHOLDER'S EQUITY                     $     $4,825,090        $      4,621,652

TOT. LIAB. AND EQUITY                          $     $8,179,490        $      8,193,805

The accompanying notes are an integral part of these consolidated financial statements

                                             2

                                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                     UNAUDITED                                      UNAUDITED
                                         For Three Months Ending September 30          For Six Months Ending September 30
                                         ------------------------------------          ----------------------------------
                                               2001                2002                      2001               2002
                                             Restated                                      Restated
                                           -------------       ------------              ------------       -------------
Processing Sales                           $     397,210       $    612,547              $    724,313       $     732,906
Sales of Product                           $   3,295,771       $  1,651,378              $  6,679,324       $   4,423,736
                                           -------------       ------------              ------------       -------------
NET SALES                                  $   3,692,981       $  2,263,926              $  7,403,637       $   5,156,642

EXPENSES
Cost of Sales                              $   2,579,123       $  1,218,920              $  4,920,105       $   3,066,859
Non-compete covenant                       $       7,972       $      7,972              $     15,944       $      15,944
Depreciation & amortization                $      96,726       $    135,565              $    195,747       $     241,468
Bad debt expense                           $           -       $          -              $          -       $           -
Selling, general and administrative        $   1,255,906       $    969,364              $  2,277,102       $   2,005,444
                                           -------------       ------------              ------------       -------------
TOTAL EXPENSES                             $   3,939,728       $  2,331,821              $  7,408,899       $   5,329,716

INCOME BEFORE OTHER ITEMS                  $    (246,747)      $    (67,896)             $     (5,262)      $    (173,074)

Other income                               $      26,478       $     18,822              $     37,833       $      30,681
Interest income                            $       7,145       $        432              $      9,304       $         897
Gain of disposition of assets              $           -       $       (293)             $          -       $       3,160
Interest expense                           $     (28,876)      $    (40,411)             $    (76,016)      $     (80,418)
                                           -------------       ------------              ------------       -------------
TOTAL OTHER INCOME (EXPENSE)               $       4,747       $    (21,450)             $    (28,879)      $     (45,681)

NET INCOME BEFORE TAXES                    $    (242,000)      $    (89,346)             $    (34,141)      $    (218,755)

PROVISION FOR TAXES                        $           -       $          -              $     14,220       $         627

NET INCOME                                 $    (242,000)      $    (89,346)             $    (48,361)      $    (219,382)

Basic Earnings (Loss) Per Share            $       (0.02)      $      (0.01)             $          -       $       (0.01)

Fully Diluted Earnings (Loss) Per Share    $       (0.02)      $      (0.01)             $      (0.00)      $       (0.01)


                      The accompanying notes are an integral part of these consolidated financial statements

                                                                  3

                                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   UNAUDITED
                                                                       For Six Months Ending September 30
                                                                  --------------------------------------------
                                                                       2001                          2002
                                                                      Restated
                                                                  --------------                --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                 $      (48,361)               $     (219,382)
Adjustments to Net Income:
Depreciation & Amortization                                       $      211,691                $      257,412
(Gain) Loss on Sale of Assets                                     $            -                $       (3,160)
Bad Debts                                                         $            -                $            -
Changes in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable
and Accounts Receivable Related                                   $     (676,390)               $      358,692
(Increase) Decrease in Taxes Receivable                           $            -                $            -
(Increase) Decrease in Deferred Tax Asset                         $            -                $            -
(Increase) Decrease in Inventories                                $     (778,276)               $       13,191
(Increase) Decrease in Pre-paid Expenses                          $       (9,000)               $      (38,999)
(Increase) Decrease in Deposits                                   $      (10,000)               $            -
Increase (Decrease) in Accounts Payable
and Accounts Payable Related                                      $      239,380                $     (505,376)
Increase (Decrease) in Taxes Payable                              $       14,145                $            -
Increase (Decrease) in Accrued Expenses                           $      (14,953)               $        3,589
                                                                  --------------                --------------
Net Cash Provided (Used) by Operating Activities                  $   (1,071,764)               $     (134,033)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of Property and Equipment                                    $            -
Purchase of Property and Equipment                                $     (408,860)               $     (873,049)
                                                                  --------------                --------------
Net Cash Used in Investing Activities                             $     (408,860)               $     (873,049)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additional Capital Contributed                                    $       50,000                $            -
Insurance Advances                                                $      378,766                $            -
Payments on Notes Payable and Leases Payable                      $     (123,780)               $     (133,460)
Proceeds From Notes Payable and Leases Payable                    $      105,541                $      853,000
                                                                  --------------                --------------
Net Cash Provided (Used by)Financing Activities                   $      410,526                $      719,540

NET INCREASE (DECREASE) IN CASH                                   $   (1,070,097)               $     (287,542)

BEGINNING CASH AND CASH EQUIVALENTS                               $    1,313,729                $      334,580

ENDING CASH AND CASH EQUIVALENTS                                  $      243,632                $       47,038



             The accompanying notes are an integral part of these consolidated financial statements

                                                          4

                                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                                 Consolidated Statements of Shareholders' Equity



                                              Preferred Stock       Common Stock         Additional              Retained
                                            --------------------  ----------------------  Paid-in    Pre-paid    Earnings
                                             Shares     Amount      Shares     Amount     Capital    Non-compete (Deficit)
                                            ---------  ---------  ----------- ---------- ----------- ----------- -----------
Balance, March 31, 2002                            0         $0   16,368,418    $16,368  $5,630,095   ($47,834)   ($773,539)

Amortization of Non-compete Agreement                                                                   15,944

Net income (loss) for six months
  ended September 30, 2002                                                                                         (219,382)

Balance, September 30, 2002                        0          0   16,368,418     16,368   5,630,095    (31,890)    (992,921)
                                            =========  =========  =========== ========== =========== ========== ============


                    The accompanying notes are an integral part of these consolidated financial statements

                                                           5

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A   BASIS OF PRESENTATION

         The consolidated financial statements include those of Global Seafood Technologies, Inc. and its wholly-owned subsidiaries, Custom Pack, Inc., Aquaculture Corporation of America and Killer Bee, Inc. Collectively, they are referred to as "the Company". In consolidation, significant inter-company accounts, transactions, and profits have been eliminated.

         The accompanying unaudited consolidated financial statements of the Company for the six months ended September 30, 2002 and 2001 have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. Additionally, certain information and footnote disclosures normally included in a full set of financial statements have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2002 previously filed with the Securities and Exchange Commission.

NOTE B   PROPERTY AND EQUIPMENT

         On March 30, 2001, the Company's principal building and certain office equipment were damaged in a fire. The fire completely destroyed the portion of the plant where the corporate offices were located but did minimal damage to the processing area or the processing equipment and machinery. As of March 31, 2002 the property had been substantially reconstructed, and the extraordinary gain of $927,041 ($.06 per share), net of income tax of $477,567, represented that portion of the insurance proceeds in excess of the loss incurred by the Company. Subsequent to March 31, 2002 the Company acquired $280,624 in fixed assets from the remaining portion of insurance proceeds.

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE C   LINE OF CREDIT

         The Company has available a line of credit with a bank totaling $1,000,000, bearing interest at prime, maturing October 6, 2003. The line of credit is secured by property, equipment, accounts receivable, and inventory, and is guaranteed by three of the Company's shareholders. There were no notes payable outstanding against the line of credit at March 31, 2002 or September 30, 2001. $853,000 was outstanding under the line of credit on September 30, 2002.

NOTE D   COMMITMENTS AND CONTINGENCIES

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

         The Company is in the process of trying to recover 1,700,000 common shares. The holder of the shares is claiming breach of contract and claims that he is entitled to the shares. The claim is currently in litigation and management intends on vigorously contesting the claim. The Company has filed an answer and a counterclaim against the holder seeking specific performance of a settlement agreement previously entered into. While the possibility that an unfavorable outcome exists, the Company has determined that the potential loss is remote and fully intends on recovering the entire 1,700,000 shares. It is remotely possible, however, that the Company may have to honor these shares in the future, although the shares have not been recorded by the Company as outstanding shares as of March 31, 2002 or September 30, 2002.

         COMMON STOCK OUTSTANDING

         The Company has recognized 203,400 shares that were previously noted as a contingency and were not recorded by the Company as outstanding shares as of March 31, 2001. These shares, which had been issued for no consideration in 1999, are being reported as issued and outstanding as of March 31, 2002 and September 30, 2002.

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


NOTE E   STOCK OPTIONS AND WARRANTS OUTSTANDING

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

         A summary of the status of the Company's stock options as of March 31, 2002 and September 30, 2002 and changes during the year and six months ending on those dates, respectively, is presented below:

                                                                  Weighted            Weighted
                                                                   Average             Average
                                                                  Exercise          Grant Date
                                               Shares               Price            Fair Value
                                             ------------       -------------     ----------------
         Outstanding, March 31, 2001            1,295,000        $     1.01         $        1.01
           Granted
           Exercised                                   -                  -                     -
           Expired/Canceled                            -                  -                     -
                                             ------------        -----------        --------------

         Outstanding, March 31, 2002            1,295,000               1.01                 1.01
           Granted                                     -                  -                     -
           Exercised                                   -                  -                     -
           Expired/Canceled                        25,000                 -                     -
                                             ------------        -----------        --------------

         Outstanding, September 30, 2002        1,270,000        $      1.01        $        1.01
                                             ============        ===========        =============

         At March 31, 2002, 1,295,000 shares were exercisable, and at September 30, 2002, 1,270,000 shares were exercisable. These options expire ten years after the grant date.

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

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE E   STOCK OPTIONS AND WARRANTS OUTSTANDING (Continued)

         Under the  accounting  provisions of SFAS 123, the Company's net income
         (loss) would have been unchanged for the year ended March 31, 2002, and the six month periods ended September 30, 2002 and 2001.

         WARRANTS

         In connection with certain investor transactions and certain acquisitions described in Note A, GST has granted warrants for the purchase of the Company's common stock. These warrants expire on various dates through July 2009.

         A summary of the status of the Company's stock warrants as of March 31, 2002 and September 30, 2002 and changes during the year and the six months ending on those dates, respectively, is presented below:

                                                                 Weighted            Weighted
                                                                  Average             Average
                                                                 Exercise          Grant Date
                                             Warrants              Price            Fair Value
                                           -------------       -------------     ----------------
         Outstanding, March 31, 2001           5,525,000        $      1.20        $        1.11
           Granted                                     -                  -                    -
           Exercised                                   -                  -                    -
           Expired/Canceled                            -                  -                    -
                                           -------------        -----------        --------------

         Outstanding, March 31, 2002           5,525,000        $      1.20        $        1.11
           Granted                                     -                  -                    -
           Exercised                                   -                  -                    -
           Expired/Canceled                            -                  -                    -
                                           -------------        -----------        --------------

         Outstanding, September 30, 2002       5,525,000        $      1.20        $        1.11
                                           =============        ===========        =============

         At March 31, 2002 and September 30, 2002, 5,525,000 shares were exercisable.

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

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE F   BASIC AND FULLY DILUTED EARNINGS PER SHARE

         The computations of basic earnings per share of common stock are based on the weighted average number of shares outstanding during the period of the consolidated financial statements. Common stock equivalents, consisting of the preferred shares, options and warrants are not included in the fully diluted earnings per share for the six month period ending September 30, 2002, as they are antidilutive.

                                                        March 31,                 September 30,
                                                          2002               2002                2001
                                                      -------------      --------------     ----------------
         Income or (Loss)
           From Continuing Operations
           Before Extraordinary Item                  $    (554,153)     $     (219,382)    $        (48,361)
         Discontinued Operations (Net of Tax)                     -
         Extraordinary Item (Net of Tax)                    927,041                   -                    -
                                                      -------------      --------------     ----------------

         Income (Loss) Available to Common
           Stockholders Used in Basic EPS
           And After Assumed Conversions
           Of Dilutive Secruities- Numerator          $     372,888      $     (219,382)    $        (48,361)
                                                      =============      ==============     =================


         Weighted Average Number of Common
           Shares Used in Basic EPS                      15,843,403          16,368,418           15,117,742
         Effect of Dilutive Securities:
           Stock Options                                    256,862                   -                    -
           Warrants                                         829,857                   -                    -
                                                      -------------      --------------     ----------------

         Weighted Average Number of
           Common Shares and Dilutive
           Potential Common Stock Used
           in Diluted EPS - Denominator                  16,930,122          16,368,418           15,117,742
                                                      =============      ==============     ================

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE G   COMMON STOCK PURCHASE AGREEMENT

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

         Details of this agreement are included in the registration statement that the Company has filed with the Securities and Exchange Commission on Form SB-2 for the sale of up to 10,000,000 shares of its common stock to Fusion Capital. The 16,368,418 shares of common stock outstanding as of March 31, 2002 and September 30, 2002, includes 442,152 shares that were issued to Fusion Capital as a commitment fee for its purchase obligations, and the other 9,557,848 shares remain to be offered to Fusion Capital pursuant to the common stock purchase agreement. The Company estimates that the maximum number of shares it will sell to Fusion Capital under the common stock purchase agreement will be 9,115,696 shares, exclusive of up to 442,152 shares that may be issued to Fusion Capital as a future commitment fee.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following selected financial data, as of, and for each of the comparable fiscal quarters and six-month periods ended September 30, have been extracted from the unaudited financial statements of the Company, a copy of which is included herein. All such data should be read only in conjunction with, and is qualified in their entirety by reference to, the Company's financial statements and accompanying notes.

                                             SELECTED FINANCIAL DATA
                                  (Dollars in thousands, except per share data)

                                                AS OF AND FOR THE
                                     THREE MONTH PERIOD ENDED SEPTEMBER 30,

INCOME STATEMENT
                                                        Percentage                             Percentage
                                    2002               of Net Sales            2001           of Net Sales
                                    ----               ------------            ----           ------------
REVENUE:                          $ 2,264                  100%              $ 3,693              100%

OPER. EXPENSES                    $ 2,332                  103%              $ 3,940              107%

INCOME (LOSS) BEFORE
OTHER ITEMS                       $   (68)                  (3%)             $  (246)              (7%)

OTHER INC (EXP)                   $   (21)                  (1%)             $     5                0%

NET INCOME (LOSS)
BEFORE TAX                        $   (89)                  (4%)             $  (242)              (7%)

PROVISION FOR
INCOME TAX                        $     0                                    $     0
                                  -------                                    -------

NET INCOME (LOSS)                 $   (89)                  (4%)             $  (242)              (7%)

NET INCOME (LOSS)
PER SHARE (1)                     $ (0.01)                                   $ (0.02)

                                                AS OF AND FOR THE
                                      SIX MONTH PERIOD ENDED SEPTEMBER 30,

INCOME STATEMENT
                                                        Percentage                             Percentage
                                    2002               of Net Sales            2001           of Net Sales
                                    ----               ------------            ----           ------------
REVENUE:                          $ 5,157                  100%              $ 7,404              100%

OPER. EXPENSES                    $ 5,330                  103%              $ 7,409              100%

INCOME (LOSS) BEFORE
OTHER ITEMS                       $  (173)                  (3%)             $    (5)              (0%)

OTHER INC (EXP)                   $   (46)                  (1%)             $   (29)              (0%)

NET INCOME (LOSS)
BEFORE TAX                        $  (219)                  (4%)             $   (34)              (0%)

PROVISION FOR
INCOME TAX                        $     0                                    $    14
                                  -------                                    -------

NET INCOME (LOSS)                 $  (219)                  (4%)             $   (48)              (1%)

NET INCOME (LOSS)
PER SHARE (1)                     $ (0.01)                                   $ (0.00)

                                                      SEPTEMBER 30, 2002          MARCH 31, 2002
                                                      --------------------        --------------
BALANCE SHEET:
TOTAL ASSETS:                                               $ 8,194                    $ 8,179

LONG-TERM OBLIGATIONS:(2)                                   $ 1,646                    $ 1,779

TOTAL STOCKHOLDERS' EQUITY                                  $ 4,622                    $ 4,825

(1) Net Income (Loss) per share from continuing operations includes the weighted average number of shares of the Company's common capital outstanding.
(2) Long-term Obligations includes the current portion of long-term debt and capital leases of $253 ($000's) at March 31, 2002 and September 30, 2002.

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

Business Segments

Seafood Processing

Our core seafood packaging business, which is conducted through our Custom Pack subsidiary, provided 62% and 70% of revenues in each of the first six months periods of the 2002 and 2001 fiscal years, respectively. The declining contribution of Custom Pack revenues as a percentage of total revenues is a function of increased revenue in the recreational fishing bait business segment as well as a decrease in volume of 33% at Custom Pack when comparing these two periods. This decline at Custom Pack was entirely in the Sales of Product portion of revenues, which reflects a market decline in commodity prices, as the Processing Sales portion showed no comparative change. We believe that the overall weakness in shrimp prices was a function of the generally slower economy in the U.S. as well as the effects of September 11 on consumers. We expect conditions to improve in future periods, but can not predict the timing or strength of such an improvement.

Recreational Fishing Bait

Revenue from our Killer Bee Bait subsidiary for the first six months through September 30, sales decreased 13% from $2,115,180 in the six months through September 30, 2001 to $1,849,190 this period. This has resulted primarily from a slower month of September, which saw increased tropical storm activity that dampened sales. We expect a comparatively strong season for the remainder of this fiscal year for Killer Bee because of available inventory supplies. For the six month period, Killer Bee accounted for 36% of total revenues.

Freshwater Shrimp Aquaculture

Revenues from our aquaculture division were $113,851 for the first six months of the current fiscal year compared to $135,231 for the same period last year. While this still represents only 2% of our total revenues, we continue to expect further contributions from this business segment in future periods because of the expanded interests of independent farmers to grow freshwater shrimp. Our hatchery in Ocean Springs has supplied independent and joint venture farms in the current growing season, and we plan to continue to expand this segment of our business in the future. To that end, we are continuing to pursue potential joint venture proposals and sales to contract growers to increase the growth in this segment.

Results of Operations

We reported a consolidated net loss from operations for the six months period ending September 30, 2002 of ($219,382) compared to a net operating loss of ($48,361) in the same period last year. The operations of our core business recorded a loss of ($429,243) that reflects the 33% decline in volume discussed above. Killer Bee reported a net profit of $320,954 for the six months period. In the same six month period last year, Killer Bee recorded a loss of ($146,962). Our aquaculture business reported at a ($104,140) loss for the six months ending September 30, 2002 compared to a loss of ($62,273) for the same period last year.

Net Sales

Net sales primarily reflect the results of our core processing and packaging operations (62%) and our recreational bait segment (36%). The amount of core revenues recognized in any given year is a function of whether the products in that business segment are either: a) purchased, processed, and packaged by us, or b) processed and packaged for third parties on a consignment basis. In the first instance, revenues would be higher, reflecting the cost of the product, and in the latter case revenues would only reflect a processing charge. Gross margins are relatively unaffected by either scenario, but the reported net sales figures can be greatly affected. Core revenues are also affected by consumer spending patterns and by the timing of purchasing decisions by supermarkets.

Total net sales for the six months ended September 30, 2002 declined as compared to the six months ended September 30, 2001 from $7,403,637 to $5,156,642. The comparative decline was a result of lower product sales in the core business segment as well as lower sales in the recreational bait segment.

Sales from Killer Bee decreased 13% from $2,115,180 to $1,849,190 in comparing the respective six month periods ending September 30. The lower sales were largely a function of increased tropical storm activity in September 2002, which dampened recreational fishing activities during that month.

Expenses

Cost of sales includes processing and packaging costs, including plant labor, in-bound and out-bound freight, and the raw material (seafood) costs where the products are processed for our own account. Where processing is done for third-party accounts, the raw material (seafood) costs are not carried on the Company's books. Approximately 14% of net sales in the core business segment is typically reflected in processing for third parties, in which case we charge a processing fee and do not maintain any inventory level of product for our own account. In the six month period ending September 30, 2002, processing revenues accounted for 27% of core business revenues due to the effects of lower commodity prices that are reflected in product sales figures.

The decrease in cost of sales from $4,920,105 to $3,066,859 (a 38% decrease in the six month comparable periods) reflects the lower volume of product sales. However, overall gross profit decreased from $2,483,532 to $2,089,783 (a 16% decline) as a result of relatively greater contribution of processing sales to the overall mix of business at Custom Pack offset by higher margins available from the Killer Bee business.

Selling, general and administrative expenses decreased by $274,658 (12%) in comparing the six-month periods ending September 30 2002 and 2001. The overhead expenses benefited from efficiencies that were achieved from POS status at Wal Mart in our Killer Bee segment, as discussed in previous reports.

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

In the core business segment, inventories had been previously expanding as a result of the need to purchase products in advance in order to fulfill customer needs. However, with the decline in product sales, Custom Pack inventories have shown an decrease from $1,161,850 at September 30, 2001 to $572,402 at September 30, 2002. Killer Bee inventories registered an increase from $481,430 to $629,867 in a similar comparison. The balance sheet as of September 30, 2002 reflects an decrease in inventory to $1,202,268 from $1,643,280 at September 31, 2001 due primarily to the lower level of operations of Custom Pack.

Sales in the core business segment are generally settled at the time of wholesale delivery, so that accounts receivable have customarily been maintained at relatively low levels. In comparing the six months periods ending September 30, 2001 and 2002, respectively, accounts receivable at Custom Pack declined by 27%, reflecting the lower level of sales activities. Lower Killer Bee sales generated lower levels of accounts receivable, as well. Killer Bee receivables declined 39% from $408,401 to $248,770 from September 30, 2001 to 2002.

As of September 30, 2002 we maintained cash reserves of $47,038, and current assets exceeded current liabilities by $1,448,013.

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

Inflation/Deflation

Our business is not significantly affected by inflation. We anticipate that any increased costs can be passed on to our customers. Our business has been affected more by deflation over the last year, as commodity shrimp prices have fallen to the lowest levels in decades. This has been reflected in the decline in our sales revenues.

New Products and Services

Killer Bee has introduced several non-bait products and shelf stable (non-frozen) bait products into distribution to the fishing industry on a trial basis. Through September 30, 2002 the revenues from these test products have not had a significant impact on operations.

Cash Flow

Our operations have generated operating losses in the past, which had been anticipated because of the start-up nature of our Killer Bee operations, and had been funded in advance from financing activities. In the most recent six months ending September 30, 2002, we experienced an operating loss in our core business due to a general economic slowdown in the U.S. economy. Although the most recent six month period ended September 30, 2002 generated an operating loss for the company, we expect that profits will provide a source of funds in the future to help offset the need for working capital that will be occasioned by growth.

Operating Activities

Our Consolidated Statement of Cash Flows reported $134,033 in funds used by operating activities in the six months ended September 30, 2002 compared to $1,071,764 used in operating activities in the September 30, 2001 period. The primary factors involved decreases in both accounts receivable and inventory that exceeded the decrease in accounts payable. The operating loss used $219,382 in funds, while Depreciation and Amortization provided $257,412.

Investing Activities

Net investing activities in the six months ended September 30, 2002 consumed $873,049 in funds compared to $408,860 in funds used in the September 30, 2001 period. The activities included property and equipment additions to our core processing facilities.

Financing Activities

Our financing activities included additional note borrowings of $853,000 under our line of credit that exceeded payments on notes and leases of $133,460. We expect that activities through our equity facility with Fusion Capital will be a source of funds to us in the near future. This facility will become operational whenever the registration statement filed with the Securities and Exchange Commission on September 23, 2002 registering the shares for the potential issuance to Fusion Capital becomes effective.

Critical Accounting Policies

The Company's accounting policies are described in Note A of the consolidated financial statements included Form 10-KSB filed with the Securities and Exchange Commission. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The following policies are considered by management to be the most critical in understanding the judgments involved in preparing the financial statements and the uncertainties that could impact the Company's results of operations, financial condition and cash flows.

Revenue Recognition. The Company recognizes revenues at the time of delivery of products and services. However, within the Freshwater Shrimp (Aquaculture) business segment, there is no recognition of revenues for sales of larvae and juveniles that are delivered to joint ventures. Management has chosen to recognize those revenues at the time of harvest of mature shrimp because of the potential uncertainty of the harvest yields. The amount of revenues that may be recognized in future periods from such deliveries in the six months ended September 30, 2002 would approximate $75,000.

Impairment of Goodwill. The Company has recorded goodwill of $273,000 that is related to acquisitions within the Fishing Bait (Killer Bee) business segment. Because this amount relates to the addition of productive and profitable assets, there has been a determination that goodwill is not impaired and is not amortized.

ITEM 3.  CONTROLS AND PROCEDURES

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

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

ITEM 2.  CHANGES IN SECURITIES

         (a)      None

         (b)      None

         (c) In February 2002 we issued 442,152 shares to Fusion Capital Fund II as a commitment fee for its purchase obligations pursuant to a common stock purchase agreement. Details of this transaction are included in a Form SB-2 Registration Statement that was filed with the Securities and Exchange Commission on September 23, 2002.

         (d)      Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of shareholders, held on July 27, 2002, there were 16,214,777 shares represented in person or by proxy. By a majority vote, Brent Gutierrez, Clayton Gutierrez, Anita Gutierrez, Frank Gutierrez and Lance McNeill were re-elected as Directors of the Company. Also by a majority vote, shareholders ratified the appointment of Laporte, Sehrt, Romig & Hand APAC to serve as independent auditors for the fiscal year ending March 31, 2003.

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


November 12, 2002                     GLOBAL SEAFOOD TECHNOLOGIES, INC.




                                      By:   /s/ Brent Gutierrez
                                          -------------------------------------
                                          Brent Gutierrez,
                                          President and Chief Executive Officer

                                  CERTIFICATION


         I, Brent Gutierrez, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Global Seafood Technologies, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to me by others, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 12, 2002                         /s/ Brent Gutierrez
                                        ----------------------------------------
                                        Brent Gutierrez, President, CEO and CFO