Form 10QSB
period 2002-12-31
GLOBAL SEAFOOD TECHNOLOGIES INC
filed 2003-02-13
CIK 1080533

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ________________________


                                   FORM 10-QSB


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Period Ended
December 31, 2002                                    Commission File No. 0-28495


                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

           Nevada                                            93-1219887
------------------------------                 ---------------------------------
  (State or jurisdiction of                    (IRS Employer Identification No.)
incorporation or organization)

555 Bayview Avenue, Biloxi, Mississippi                       39530
----------------------------------------                   -----------
(Address of Principal Executive Office)                     (Zip Code)

Registrant's telephone number, including area code:    (228) 435-3632

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

                                 Yes [X] No [ ]


As of February 3, 2003, there were 16,368,418 shares of Common Stock, $.001 par value outstanding.

================================================================================

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 2002
   and March 31, 2002                                                 3-4

Consolidated Statements of Operations for the three and nine
  months ended December 31, 2002 and December 31, 2001                 5

Consolidated Statements of Cash Flows for the nine months
   ended December 31, 2002 and December 31, 2001                       6

Consolidated Statement of Shareholders Equity                          7

Notes to the financial statements                                     8-13

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET


                                                       FYE
                                                     AUDITED                UNAUDITED
                                                     March 31              December 31
                                                       2002                    2002
                                                   ------------            ------------
CURRENT ASSETS
Cash and cash equivalents                          $    334,580            $     23,783
Accounts Receivable (net)                          $  1,736,833            $    998,563
Accounts Receivable - Related                      $    375,112            $    587,172
Income Taxes Receivable                            $     92,680            $        781
Pre-paid Expenses                                  $     39,000            $     77,999
Inventories                                        $ 1,215,458             $  1,091,220
Deferred tax asset, current                        $    454,201            $    454,201
                                                   ------------            ------------
TOTAL CURRENT ASSETS                               $  4,247,864            $  3,233,718

PROPERTY AND EQUIPMENT
Land                                               $    121,890            $    121,890
Buildings and Improvements                         $  1,650,839            $  2,166,701
Furniture and Fixtures                             $     26,645            $     95,281
Machinery and Equipment                            $  3,862,630            $  4,238,088
Vehicles                                           $     67,325            $     72,478
Water Well                                         $    121,441            $    121,441
Idle Property                                      $    701,944            $    701,944
                                                   ------------            ------------
TOTAL FIXED ASSETS                                 $  6,552,714            $  7,517,822
Less Accumulated Depreciation                      $ (2,894,446)           $ (3,307,643)
                                                   ------------            ------------
PROPERTY AND EQUIPMENT, NET                        $  3,658,268            $  4,210,179

OTHER ASSETS
Deferred tax asset                                 $          -            $          -
Goodwill                                           $    273,000            $    273,000
Deposits                                           $        358            $        358
                                                   ------------            ------------
Total Other Assets                                 $    273,358            $    273,358

TOTAL ASSETS                                       $  8,179,490            $  7,717,255

The accompanying notes are an integral part of these consolidated financial statements

                          GLOBAL SEAFOOD TECHNOLOGIES, INC.
                              CONSOLIDATED BALANCE SHEET

                                                       FYE
                                                     AUDITED                UNAUDITED
                                                     March 31              December 31
                                                       2002                    2002
                                                   ------------            ------------
CURRENT LIABILITIES
Accounts Payable                                   $  1,407,569            $    651,424
Accounts Payable - Related                         $     37,345            $    191,186
Accrued expenses                                   $     29,232            $     31,552
Notes Payable-Line of Credit                       $          -            $    873,000
Notes Payable, current portion                     $    223,176            $     78,614
Notes Payable - Related                            $    101,000            $    101,000
Obligations under capital leases                   $     30,408            $     29,679
                                                   ------------            ------------
TOTAL CURRENT LIABILITIES                          $  1,828,730            $  1,956,455

LONG-TERM LIABILITIES
Deferred Tax Liability                             $    319,823            $    319,823
Notes Payable                                      $  1,147,467            $  1,185,701
Obligations under capital leases                   $     58,380            $     43,299
                                                   ------------            ------------
TOTAL LONG-TERM LIABILITIES                        $  1,525,670            $  1,548,822

TOTAL LIABILITIES                                  $  3,354,400            $  3,505,277

STOCKHOLDER'S EQUITY
Preferred stock                                    $          -            $          -
(Issued and outstanding)
Common stock                                       $     16,368            $     16,368
(Issued and outstanding)                             16,368,418              16,368,418
Additional Paid-in Capital                         $  5,630,095            $  5,630,095
Prepaid Non-compete                                $    (47,834)           $    (23,917)
Retained Earnings                                  $   (773,539)           $ (1,410,567)
                                                   ------------            ------------
TOTAL STOCKHOLDER'S EQUITY                         $  4,825,090            $  4,211,978

TOT. LIAB. AND EQUITY                              $  8,179,490            $  7,717,255

The accompanying notes are an integral part of these consolidated financial statements

                                        4

                                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                   UNAUDITED                              UNAUDITED
                                      For Three Months Ending December 31    For Nine Months Ending December 31
                                      -----------------------------------    ----------------------------------
                                              2001              2002                  2001              2002
Processing Sales                          $    273,925      $   610,084           $    999,436     $  1,342,990
Sales of Product                          $  3,087,788      $ 1,361,369           $  9,621,931     $  5,787,359
                                          ------------      -----------           ------------     ------------
NET SALES                                 $  3,361,713      $ 1,971,453           $ 10,621,367     $  7,130,349

EXPENSES
Cost of Sales                             $  2,663,573      $ 1,283,532           $  7,453,409     $  4,353,022
Non-compete covenant                      $      7,972      $     7,972           $     23,917     $     23,917
Depreciation & amortization               $     94,657      $   177,067           $    290,405     $    418,535
Bad debt expense                          $          -      $         -           $          -     $          -
Selling, general and administrative       $    898,974      $   863,799           $  3,199,140     $  2,920,180
                                          ------------      -----------           ------------     ------------
TOTAL EXPENSES                            $  3,665,177      $ 2,332,369           $ 10,966,870     $  7,715,653

INCOME (LOSS) BEFORE OTHER ITEMS          $   (303,464)     $  (360,916)          $   (345,503)    $   (585,304)

Other income                              $     10,917      $    23,279           $     48,751     $     53,959
Interest income                           $        465      $       108           $      9,769     $      1,005
Gain of disposition of assets             $          -      $     4,239           $          -     $      7,399
Interest expense                          $    (38,503)     $   (33,047)          $   (120,419)    $   (113,465)
                                          ------------      -----------           ------------     ------------
TOTAL OTHER INCOME (EXPENSE)              $    (27,121)     $    (5,421)          $    (61,899)    $    (51,102)

NET INCOME (LOSS) BEFORE TAXES            $   (330,585)     $  (366,337)          $   (407,403)    $   (636,405)

PROVISION FOR TAXES                       $     (9,997)     $         -           $      4,223     $        627

NET INCOME (LOSS)                         $   (340,582)     $  (366,337)          $   (411,626)    $   (637,033)

Basic Earnings (Loss) Per Share           $      (0.02)     $     (0.02)          $      (0.03)    $      (0.04)

Fully Diluted Earnings (Loss)
  Per Share                               $      (0.02)     $     (0.02)          $      (0.03)    $      (0.04)



              The accompanying notes are an integral part of these consolidated financial statements

                                                    5

                                     GLOBAL SEAFOOD TECHNOLOGIES, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                   UNAUDITED
                                                                        For Nine Months Ending December 31
                                                                 ---------------------------------------------
                                                                       2001                          2002
                                                                 ---------------                --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                $      (411,626)               $     (637,033)
Adjustments to Net Income:
Depreciation & Amortization                                      $       290,405                $      418,535
Decrease in Prepaid Non-Compete                                  $        23,917                $       23,917
(Gain) Loss on Sale of Assets                                    $             -                $       (7,399)
Bad Debts                                                        $             -                $            -
Changes in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable
and Accounts Receivable Related                                  $      (262,222)               $      526,210
(Increase) Decrease in Taxes Receivable                          $             -                $       91,899
(Increase) Decrease in Deferred Tax Asset                        $             -                $            -
(Increase) Decrease in Inventories                               $      (857,483)               $      124,238
(Increase) Decrease in Pre-paid Expenses                         $        (9,000)               $      (38,999)
(Increase) Decrease in Deposits                                  $       (10,000)               $            -
Increase (Decrease) in Accounts Payable
and Accounts Payable Related                                     $       (24,916)               $     (602,304)
Increase (Decrease) in Taxes Payable                             $        14,145                $            -
Increase (Decrease) in Accrued Expenses                          $       (19,315)               $        2,320
                                                                 ---------------                --------------
Net Cash Provided (Used) by Operating Activities                 $    (1,266,096)               $      (98,616)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of Property and Equipment                                   $             -                $        2,066
Purchase of Property and Equipment                               $      (444,451)               $     (965,108)
                                                                 ---------------                --------------
Net Cash Used in Investing Activities                            $      (444,451)               $     (963,042)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additional Capital Contributed                                   $        50,000                $            -
Insurance Advances                                               $       252,846                $            -
Payments on Notes Payable and Leases Payable                     $      (109,496)               $     (169,993)
Proceeds From Notes Payable and Leases Payable                   $        92,338                $      920,854
                                                                 ---------------                --------------
Net Cash Provided (Used by) Financing Activities                 $       285,687                $      750,861

NET INCREASE (DECREASE) IN CASH                                  $    (1,424,861)               $     (310,797)

BEGINNING CASH AND CASH EQUIVALENTS                              $     1,313,729                $      334,580

ENDING CASH AND CASH EQUIVALENTS                                 $      (111,132)               $       23,783


             The accompanying notes are an integral part of these consolidated financial statements

                                                          6

                                                GLOBAL SEAFOOD TECHNOLOGIES, INC.
                                         Consolidated Statements of Shareholders' Equity



                                                 Preferred Stock       Common Stock        Additional               Retained
                                              --------------------  ----------------------   Paid-in    Pre-paid    Earnings
                                               Shares     Amount      Shares     Amount      Capital    Non-compete (Deficit)
                                              ---------  ---------  ----------- ---------- ----------- ------------ ----------
Balance, March 31, 2002                             0         $0     16,368,418  $16,368   $5,630,095   ($47,834)   ($773,534)

Amortization of Non-compete Agreement                                                                     23,917

Net income (loss) for nine months
  ended December 31, 2002                                                                                            (637,033)

Balance, December 31, 2002                         0          0     16,368,418    16,368    5,630,095    (23,917)  (1,410,567)
                                             =========  =========  =========== ========== =========== ========== ============


                    The accompanying notes are an integral part of these consolidated financial statements

                                                           7

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

         The accompanying unaudited consolidated financial statements of the Company for the nine months ended December 31, 2002 and 2001 have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. Additionally, certain information and footnote disclosures normally included in a full set of financial statements have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2002 previously filed with the Securities and Exchange Commission.

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

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE C   LINE OF CREDIT

         The Company has available a line of credit with a bank totaling $1,000,000, bearing interest at prime, maturing October 6, 2003. The line of credit is secured by property, equipment, accounts receivable, and inventory, and is guaranteed by three of the Company's shareholders. There were no notes payable outstanding against the line of credit at March 31, 2002. $76,000 was outstanding on December 31, 2001 and $873,000 was outstanding under the line of credit on December 31, 2002.


NOTE D   COMMITMENTS AND CONTINGENCIES

         COMMON STOCK CONTINGENCY

         The Company has identified 2,435,401 shares of its common stock that are held by The Depository Trust Company on behalf of banks and brokers, which shares are not listed on the Company's shareholder records and do not represent duly issued and outstanding shares of the Company's common stock. In a related matter, the Company has been in litigation to try to recover 1,700,000 common shares, which are believed to be part of the 2,435,401 shares that have been identified. On January 10, 2003 that litigation was decided in the Company's favor by the Supreme Court of the State of New York. The Company is now proceeding to recover those shares, although only 1,344,000 shares have been specifically located.

         Although no litigation is pending in relation to the remainder of these shares, it is possible that the Company may have to honor from between 735,401 and 1,091,401 shares of its common stock in the future. These shares have not been recorded as outstanding by the Company at March 31, 2002 or December 31, 2002.

         COMMON STOCK OUTSTANDING

         The Company has recognized 203,400 shares that were previously noted as a contingency and were not recorded by the Company as outstanding shares as of March 31, 2001. These shares, which had been issued for no consideration in 1999, are now being reported as issued and outstanding as of March 31, 2002 and December 31, 2002.

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

         A summary of the status of the Company's stock options as of March 31, 2002 and December 31, 2002 and changes during the year and nine months ending on those dates, respectively, is presented below:

                                                                 Weighted            Weighted
                                                                  Average             Average
                                                                 Exercise          Grant Date
                                                Shares            Price             Fair Value
                                                ------            -----             ----------
         Outstanding, March 31, 2001           1,295,000        $     1.01         $        1.01
           Granted
           Exercised                                  -                  -                     -
           Expired/Canceled                           -                  -                     -

         Outstanding, March 31, 2002           1,295,000               1.01                 1.01
           Granted                                    -                  -                     -
           Exercised                                  -                  -                     -
           Expired/Canceled                       25,000                 -                     -

         Outstanding, December 31, 2002        1,270,000        $      1.01        $        1.01

         At March 31, 2002, 1,295,000 shares were exercisable, and at December 31, 2002, 1,270,000 shares were exercisable. These options expire ten years after the grant date.

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

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE E   STOCK OPTIONS AND WARRANTS OUTSTANDING (Continued)

         Under the accounting provisions of SFAS 123, the Company's net income
         (loss) would have been unchanged for the year ended March 31, 2002, and the nine month periods ended December 31, 2002 and 2001.

         WARRANTS

         In connection with certain investor transactions and certain acquisitions GST has granted warrants for the purchase of the Company's common stock. These warrants expire on various dates through July 2009.

         A summary of the status of the Company's stock warrants as of March 31, 2002 and December 31, 2002 and changes during the year and the nine months ending on those dates, respectively, is presented below:

                                                                  Weighted            Weighted
                                                                   Average             Average
                                                                  Exercise           Grant Date
                                                Warrants            Price             Fair Value
                                                --------            -----             ----------
         Outstanding, March 31, 2001            5,525,000        $      1.20        $        1.11
           Granted                                      -                  -                    -
           Exercised                                    -                  -                    -
           Expired/Canceled                             -                  -                    -

         Outstanding, March 31, 2002            5,525,000        $      1.20        $        1.11
           Granted                                      -                  -                    -
           Exercised                                    -                  -                    -
           Expired/Canceled                             -                  -                    -

         Outstanding, December 31, 2002         5,525,000        $      1.20        $        1.11

         At March 31, 2002 and December 31, 2002, 5,525,000 shares were exercisable.

         The Company estimates the fair value of each stock warrant at the grant date by using the Black-Scholes pricing model. The following assumptions were used: risk-free interest rate of 6%, five to ten year expected life, 1.2486% expected volatility, and no expected dividends. Under the accounting provisions of SFAS 123, the Company's net income
         (loss) would have been unchanged for the years ended March 31, 2002, 2001 and 2000. However, additional goodwill of $136,000 was recorded for warrants granted on the asset purchase of Natural Bait Brokers, Inc. during the year ended March 31, 2001 as a result of the 1,500,000 warrants granted pursuant to SFAS 123.

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE F   BASIC AND FULLY DILUTED EARNINGS PER SHARE

         The computations of basic earnings per share of common stock are based on the weighted average number of shares outstanding during the period of the consolidated financial statements. Common stock equivalents, consisting of the preferred shares, options and warrants are not included in the fully diluted earnings per share for the nine month period ending December 31, 2002, as they are antidilutive.

                                                         March 31,                   December 31,
                                                           2002                2002              2001
                                                      -------------      --------------     ----------------
         Income or (Loss)
           From Continuing Operations
           Before Extraordinary Item                  $    (554,153)     $     (637,033)    $       (411,626)
         Discontinued Operations (Net of Tax)                    -
         Extraordinary Item (Net of Tax)                    927,041                   -                    -

         Income (Loss) Available to Common
           Stockholders Used in Basic EPS
           And After Assumed Conversions
           Of Dilutive Secruities- Numerator          $     372,888      $     (637,033)    $       (411,626)


         Weighted Average Number of Common
           Shares Used in Basic EPS                      15,843,403          16,368,418           15,755,687
         Effect of Dilutive Securities:
           Stock Options                                    256,862                   -                    -
           Warrants                                         829,857                   -                    -

         Weighted Average Number of
           Common Shares and Dilutive
           Potential Common Stock Used
           in Diluted EPS - Denominator                  16,930,122          16,368,418           15,755,687

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

         Details of this agreement are included in the registration statement that the Company has filed with the Securities and Exchange Commission on Form SB-2 for the sale of up to 10,000,000 shares of its common stock to Fusion Capital. The 16,368,418 shares of common stock outstanding as of March 31, 2002 and December 31, 2002, includes 442,152 shares that were issued to Fusion Capital as a commitment fee for its purchase obligations, and the other 9,557,848 shares remain to be offered to Fusion Capital pursuant to the common stock purchase agreement. The Company estimates that the maximum number of shares it will sell to Fusion Capital under the common stock purchase agreement will be 9,115,696 shares, exclusive of up to 442,152 shares that may be issued to Fusion Capital as a future commitment fee.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following selected financial data, as of, and for each of the comparable fiscal quarters and nine-month periods ended December 31, have been extracted from the unaudited financial statements of the Company, a copy of which is included herein. All such data should be read only in conjunction with, and is qualified in their entirety by reference to, the Company's financial statements and accompanying notes.

                                SELECTED FINANCIAL DATA
                    (Dollars in thousands, except per share data)

                                                       AS OF AND FOR THE
                                              THREE MONTH PERIOD ENDED DECEMBER 31,

INCOME STATEMENT
                                                Percentage                        Percentage
                                    2002       of Net Sales            2001       of Net Sales
                                 ---------     ------------          ---------    ------------
REVENUE:                         $ 1,971           100%              $ 3,362          100 %

OPER. EXPENSES                   $ 2,332           118%              $ 3,665          109 %

INCOME (LOSS) BEFORE
OTHER ITEMS                      $  (361)          (18%)             $  (303)          (9%)

OTHER INC (EXP)                  $    (5)           (0%)             $   (27)          (1%)

NET INCOME (LOSS)
BEFORE TAX                       $  (366)          (19%)             $  (330)         (10%)

PROVISION FOR
INCOME TAX                       $     0                             $    10
                                 -------                             -------

NET INCOME (LOSS)                $  (366)          (19%)             $  (340)         (10%)

NET INCOME (LOSS)
PER SHARE (1)                    $ (0.02)                            $ (0.02)

                                        AS OF AND FOR THE
                              NINE MONTH PERIOD ENDED DECEMBER 31,

INCOME STATEMENT
                                                Percentage                        Percentage
                                    2002       of Net Sales            2001       of Net Sales
                                 ---------     ------------          ---------    ------------
REVENUE:                         $ 7,130           100%              $10,621          100 %

OPER. EXPENSES                   $ 7,716           108%              $10,967          103 %

INCOME (LOSS) BEFORE
OTHER ITEMS                      $  (585)           (8%)             $  (346)          (3%)

OTHER INC (EXP)                  $   (51)           (1%)             $   (62)          (1%)

NET INCOME (LOSS)
BEFORE TAX                       $  (636)           (9%)             $  (408)          (4%)

PROVISION FOR
INCOME TAX                       $     1                             $     4
                                 -------                             -------

NET INCOME (LOSS)                $  (637)           (9%)             $  (412)          (4%)

NET INCOME (LOSS)
PER SHARE (1)                    $ (0.04)                            $ (0.03)

                                       DECEMBER 31, 2002        MARCH 31, 2002
                                       -----------------        --------------
BALANCE SHEET:

TOTAL ASSETS:                               $7,717                   $8,179

LONG-TERM OBLIGATIONS:(2)                   $1,459                   $1,779

TOTAL STOCKHOLDERS' EQUITY                  $4,212                   $4,825

(1) Net Income (Loss) per share from continuing operations includes the weighted average number of shares of the Company's common capital outstanding.
(2) Long-term Obligations includes the current portion of long-term debt and capital leases of $253 ($000's) at March 31, 2002 and $254 ($000's) at December 31, 2002.

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

Business Segments

Seafood Processing

Our core seafood packaging business, which is conducted through our Custom Pack subsidiary, provided 67% and 76% of revenues in each of the first nine months periods of the 2002 and 2001 fiscal years, respectively. The declining contribution of Custom Pack revenues as a percentage of total revenues is a function of a decrease in volume of 41% at Custom Pack when comparing these two periods. This decline in revenues in our core business segment was entirely in the Sales of Product portion of revenues, which declined 51%, reflecting a change in the mix of our business, a market decline in commodity prices and a fall-off in overall demand. The Processing Sales portion of revenues showed a relative increase of 34%, but its effect on total revenues is less significant. We believe that the overall weakness in shrimp prices was a function of the generally slower economy in the U.S. Although we expect conditions to improve in future periods, we can not predict the timing or strength of such an improvement.

Recreational Fishing Bait

Revenue from our Killer Bee Bait subsidiary for the first nine months through December 31, decreased 7% from $2,401,105 in the nine months through December 31, 2001 to $2,243,601 in the latest period. This resulted primarily from a slower month of September, which saw increased tropical storm activity that dampened sales. Sales for the three month period ending December 31, 2002 were 38% higher than in the comparable period in 2001. We expect a comparatively strong season for the remainder of this fiscal year for Killer Bee because of available inventory supplies. For the nine month period, Killer Bee accounted for 31% of total revenues.

Freshwater Shrimp Aquaculture

Revenues from our aquaculture division were $114,461 for the first nine months of the current fiscal year compared to $155,864 for the same period last year. While this still represents only 2% of our total revenues, we continue to expect further contributions from this business segment in future periods because of the expanded interests of independent farmers to grow freshwater shrimp. Our hatchery in Ocean Springs has supplied independent and joint venture farms in the current growing season, and we plan to continue to expand this segment of our business in the future. To that end, we are continuing to pursue potential joint venture proposals and sales to contract growers to increase the growth in this segment.

Results of Operations

We reported a consolidated net loss from operations for the nine months period ending December 31, 2002 of ($637,033) compared to a net operating loss of ($411,626) in the same period last year. The operations of our core business recorded a loss of ($876,875) that reflects the decline in volume discussed above. Killer Bee reported a net profit of $303,745 for the nine-month period. In the same nine-month period last year, Killer Bee recorded a loss of ($418,197). Our aquaculture business reported a ($56,949) loss for the nine months ending December 31, 2002 compared to a loss of ($145,096) for the same period last year.

Net Sales

Net sales primarily reflect the results of our core processing and packaging operations (67%) and our recreational bait segment (31%). The amount of core revenues recognized in any given year is a function of whether the products in that business segment are either: a) purchased, processed, and packaged by us, or b) processed and packaged for third parties on a consignment basis. In the first instance, revenues would be higher, reflecting the cost of the product, and in the latter case revenues would only reflect a processing charge. Gross margins are relatively unaffected by either scenario, but the reported net sales figures can be greatly affected. Core revenues are also affected by consumer spending patterns and by the timing of purchasing decisions by supermarkets.

Total net sales for the nine months ended December 31, 2002 declined as compared to the nine months ended December 31, 2001 from $10,621,367 to $7,130,349. The comparative decline was a result of lower product sales in the core business segment as well as slightly lower sales in the recreational bait segment.

Sales from Killer Bee decreased 7% from $2,401,105 to $2,243,601 in comparing the respective nine month periods ending December 31. The lower sales were largely a function of increased tropical storm activity in September 2002, which hindered recreational fishing activities during that month.

Expenses

Cost of sales includes processing and packaging costs, including plant labor, in-bound and out-bound freight, and the raw material (seafood) costs where the products are processed for our own account. Where processing is done for third-party accounts, the raw material (seafood) costs are not carried on the Company's books. Approximately 14% of net sales in the core business segment is typically reflected in processing for third parties, in which case we charge a processing fee and do not maintain any inventory level of product for our own account. In the nine month period ending December 31, 2002, processing revenues accounted for 39% of core business revenues due to the effects of lower commodity prices as well as lower demand.

The decrease in cost of sales from $7,453,409 to $4,353,022 (a 42% decrease in the nine month comparable periods) reflects the lower volume of product sales. However, overall gross profit decreased from $3,167,958 to $2,777,327 (a 12% decline) as a result of a relatively greater contribution of processing sales to the overall mix of business at Custom Pack as well as higher margins that came from the Killer Bee business.

Selling, general and administrative expenses decreased by $ 278,960 (9%) in comparing the nine-month periods ending December 31 2002 and 2001. The overhead expenses benefited from efficiencies that were achieved from POS status at Wal Mart in our Killer Bee segment, as discussed in previous reports.

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

In the core business segment, inventories had been previously expanding as a result of the need to purchase products in advance to fulfill customer needs. However, with the decline in product sales, Custom Pack's inventories have shown a decrease from $1,161,849 at December 31, 2001 to $435,447 at December 31, 2002. Killer Bee's inventories registered an increase from $560,635 to $655,770 in a similar comparison. The balance sheet as of December 31, 2002 reflects a decrease in inventory to $1,091,220 from $1,722,486 at December 31, 2001 due primarily to the lower level of operations of Custom Pack.

Sales in the core business segment are generally settled at the time of wholesale delivery, so that accounts receivable have customarily been maintained at relatively low levels. In comparing the nine months periods ending December 31, 2001 and 2002, respectively, accounts receivable at Custom Pack declined by 21%, reflecting the lower level of sales activities. Lower Killer Bee sales generated lower levels of accounts receivable, as well. Killer Bee receivables declined 25% from $234,719 to $175,186 from December 31, 2001 to 2002.

As of December 31, 2002 we maintained cash reserves of $ 23,783, and current assets exceeded current liabilities by $ 1,277,263.

Seasonality

Because of the availability of seafood throughout the world markets, there is only a modest seasonality factor for our core business. Typically, our operating activities increase slightly during the spring and fall domestic shrimp harvesting seasons, depending on the abundance of shrimp found in the wild. The revenues of Killer Bee demonstrate seasonality that reflects the higher recreational fishing activities in the warmer months of the year from April through September. We expect that approximately two-thirds of Killer Bee's annual revenues will be recognized during this period of time. Future revenues of the aquaculture division will reflect a seasonal harvest of product, which is recognized in the second and third quarters of our fiscal year.

Inflation/Deflation

Our business is not significantly affected by inflation. We anticipate that any increased costs can be passed on to our customers. Our business has been affected more by deflation over the last year, as commodity shrimp prices have remained at their lowest levels in decades. This has been reflected in the decline in our sales revenues.

New Products and Services

Killer Bee has introduced several non-bait products and shelf stable (non-frozen) bait products into distribution to the fishing industry on a trial basis. Through December 31, 2002 the revenues from these test products have not had a significant impact on operations.

Cash Flow

Our operations have generated operating losses in the past, which had been anticipated because of the start-up nature of our Killer Bee operations, and had been funded in advance from financing activities. In the most recent nine months ending December 31, 2002, we experienced an operating loss in our core business due to the continued slow pace of the U.S. economy. Although the most recent nine month period ended December 31, 2002 generated an operating loss for the Company, we expect that profits will recover in the core segment and will continue in the recreational bait segment in order to provide a source of funds in the future to help offset the need for working capital that will be occasioned by growth.

Operating Activities

Our Consolidated Statement of Cash Flows reported $ 98,616 in funds used by operating activities in the nine months ended December 31, 2002 compared to $1,266,096 used in operating activities in the December 31, 2001 period. The decreases in both accounts receivable and inventory slightly exceeded the decrease in accounts payable. The operating loss used $637,033 in funds, while Depreciation and Amortization provided $418,535.

Investing Activities

Net investing activities in the nine months ended December 31, 2002 consumed $963,042 in funds compared to $444,451 in funds used in the December 31, 2001 period. The activities included property and equipment additions to our core processing facilities.

Financing Activities

The Company has available a line of credit with a bank totaling $1,000,000, bearing interest at prime, maturing October 6, 2003. The line of credit is secured by property, equipment, accounts receivable, and inventory, and is guaranteed by three of the Company's shareholders. As of December 31, 2002, $873,000 was outstanding under this line of credit. We expect that activities through our equity facility with Fusion Capital may also be a source of funds to us in the near future.

Critical Accounting Policies

The Company's accounting policies are described in Note A of the consolidated financial statements included in Form 10-KSB filed with the Securities and Exchange Commission. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Impairment of Goodwill. The Company has recorded goodwill of $273,000 that is related to acquisitions within the Fishing Bait (Killer Bee) business segment. Because this amount relates to the addition of productive and profitable assets, there has been a determination that goodwill is not impaired and is not being amortized.

ITEM 3.  CONTROLS AND PROCEDURES

As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We were named defendants in a lawsuit filed in the Supreme Court of the State of New York, County of New York, Index No. 605716-98. The plaintiff, Lawrence Skolnick, had made a claim of breach of contract and was seeking to keep 1,700,000 shares of our common stock. We filed an answer and counterclaim against the plaintiff and certain third parties seeking recovery of the shares and specific performance. On October 23, 2002 we made a motion for summary judgment seeking dismissal of the complaint and requesting judgment on our counterclaims. On January 10, 2003, the court ruled in our favor on all counts and granted us a judgment declaring that Skolnick has no right, title or interest in any of the Company's shares, permanently enjoining Skolnick from engaging in any efforts to obtain possession of any of the Company's shares, and awarding the Company damages for attorney fees and costs. We are proceeding to recover 1,344,000 shares that have been specifically identified.

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


February 13, 2003                      GLOBAL SEAFOOD TECHNOLOGIES, INC.




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


February 13, 2003                                     /s/ Brent Gutierrez
                                                    ----------------------------
                                                     Brent Gutierrez, President,
                                                     President, CEO and CFO