Form 10KSB
period 2003-03-31
GLOBAL SEAFOOD TECHNOLOGIES INC
filed 2003-06-24
CIK 1080533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2003
                         Commission File Number 0-28495

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)

             Nevada                                               93-1219887
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

          555 Bayview Avenue
          Biloxi, Mississippi                                       39530
(Address of principal executive offices)                          (zip code)

Issuer's telephone number:          (228) 435-3632

Securities registered under Section 12 (b) of the Exchange Act:        None

Securities registered under Section 12 (g) of the Exchange Act:   Common Stock
                                                                (Title of class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

The issuer's revenues for its most recent fiscal year ended March 31, 2003 were $9,212,638

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price at which common equity was sold, as of June 11, 2003 was $2,135,287 (calculated by excluding shares owned beneficially by directors and officers).

The number of shares of issuer's common equity outstanding as of June 11, 2003 was 16,368,418

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the following parts of this Form 10-KSB: certain information required in Part III of this Form 10-KSB is incorporated from the issuer's Proxy Statement for its 2003 Annual Meeting of Shareholders and certain information required in Parts I and II of this Form 10-KSB is incorporated from its Annual Report to Shareholders for the year ended March 31, 2003.

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Our core business is the processing and packaging of shrimp through our IQF (individual quick freeze) processing plant in Biloxi, MS. Our secondary line of business is in the processing, packaging and distribution of bait products for recreational fishing. We are also engaged in the aquaculture production of freshwater shrimp larvae for sale to independent aquaculture farmers and in the research of improved aquaculture production methods for freshwater shrimp and other species.

We were founded as Custom Pack, Inc., which was incorporated under the laws of the State of Mississippi in 1988. Through a reverse merger completed in 1995, Custom Pack became a wholly-owned subsidiary of International Custom Pack, Inc., the successor in name to predecessor entities Enviro Solutions International, Inc. and Rue de Rivoli Perfumeries of America, Ltd., which had been incorporated in Nevada in 1986. In December, 1998 the company changed its name to Global Seafood Technologies, Inc. to reflect the expansion of business activities beyond the business of seafood processing and packaging.

Custom Pack

Our principal line of business is the full-service processing, packaging, and storage of shrimp and other seafood. This business is conducted through a wholly-owned subsidiary, Custom Pack, Inc. ("Custom Pack") in a plant that comprises 54,200 square feet on 3.4 acres in Biloxi, MS. The products are produced for many of the nation's largest seafood restaurant chains and retail grocery outlets. For the last three fiscal years ending March 31, 2001, 2002 and 2003, the Custom Pack operations accounted for 87%, 78%, and 70% of total company revenues. All of the company's sales were to the United States for the last three fiscal years. Foreign or export sales are not expected to be a material factor in future revenues.

We provide frozen shrimp in a variety of sizes and descriptions, which are conveniently packaged for commercial or consumer use. Frozen, headless shrimp (with shell on) is the principal product processed, which is frequently packaged in one-pound and two-pound packages. Peeled shrimp is also processed under private labels for customers or for distribution to restaurants, and it is being used increasingly in ready-to-cook meal kits for supermarket distribution.

We continue to focus on packaging innovations and value-added specialty entrees to expand sales and increase margins in our packaging business. The IQF processing method has contributed to many innovations in bringing seafood products to the consumer. Custom Pack has developed a shrimp stir fry product for the Aurora Foods "Chef's Choice" brand, and packages other value-added, ready-to-cook, ready-to-eat shrimp products.

Seafood consumption is a large and growing market. The world market for shrimp exceeds $30 billion, with the United States portion being approximately $3 billion. In excess of 80% of the shrimp consumed in the U.S. is imported and an increasing share of our market is being produced and packaged overseas, where lower labor and inspection costs have helped to force down the prices of both raw and packaged shrimp products in this country. This competition and pricing pressure has affected Custom Pack as well as other domestic producers and suppliers.

Custom Pack is one of the larger IQF processors of seafood in the United States. There is no major player in the seafood industry that commands a significantly large market share, creates a nationally recognized brand name, or establishes descriptive product standards. Products like shrimp are sold on a commodity-type basis with little uniformity of size or species. Restaurants, supermarkets, and other outlets buy a variety of products from a variety of suppliers. Product availability and consistency of quality are important factors in the service provided.

Killer Bee Bait

We package and distribute recreational fishing bait products through our Killer Bee, Inc. subsidiary, which was acquired in April, 1999. These products include varieties of bait shrimp, catfish bait, cut squid, whole squid, cigar minnows, ballyhoo, frozen chum, and menhaden oil. The products are primarily packaged in frozen form in our own facilities.

In contrast to Custom Pack, this segment of our business concentrates on an entirely different area of demand for products of the sea. However, we utilize many of the supply sources for our seafood business to supply the "Killer Bee Bait" lines as well. Because of these established sources of supply, we are in a position to acquire abundant supplies of recreational fishing bait products to support this line of business.

We acquired the assets, brand names and distribution rights of Drag N Bait, Inc. and Natural Bait Brokers in 1999 and 2001, respectively, which has strengthened our source of supply for the key bait product, ballyhoo, and solidified our distribution in the Florida market. Integration of these businesses has now given us the leading position in the bait market in the Southeast United States, and a market share that we estimate to be about 2% of the total U.S. saltwater bait market.

The "Killer Bee Bait" name is a registered trade name, and the products are sold through Wal Mart, Boater's World, Academy Sports, and other large retail outlets, and at independent marinas and bait shops. For the year ended March 31, 2003, Killer Bee registered $2,647,032 in sales and accounted for 29% of our total revenues.

The recreational bait industry represents a $1.0 Billion sales market annually in the United States, according to 2001 National Survey of Fishing, Hunting and Wildlife-Associated Recreation, which includes both freshwater and saltwater fishing. We have focused initially on establishing ourselves in the saltwater market primarily in the Southeastern United States, but we expect to further develop our customer base and distribution to include other saltwater fishing states as well as the larger inland freshwater market.

We are not aware of any single dominant company or nationally recognized brand name for bait products, and we have the objective of establishing Killer Bee Bait in that position over time.

Aquaculture

We are engaged in the development of farm grown freshwater shrimp through our wholly-owned subsidiary, Aquaculture Corporation of America ("ACA"). We have established a hatchery and nursery in Ocean Springs, MS which provides freshwater shrimp larvae for stocking in ponds that are operated in joint ventures or by independent growers. Revenues from this segment are derived from the sale of post-larvae and juveniles, and from the sale of mature shrimp. Custom Pack may realize increased processing volumes in the future, as well. The revenues from this segment are not presently significant, accounting for 2% of total revenues in the last fiscal year.

Approximately 30% of the shrimp consumed worldwide are grown in aquaculture. Shrimp grown in fresh water have been produced overseas and imported to the United States on a relatively limited basis. There is very little production of freshwater shrimp in this country. Given the demand for shrimp and the limitations on future supplies from the oceans, we believe that freshwater shrimp has the potential to develop into a major industry in this country.

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

Customer Support

Custom Pack processes and packages products for the account of third parties under various brand names, and relies on seafood brokers and distributors to market and distribute the products. We do not operate under government contracts or other long-term contracts and we have no backlog.

For the fiscal year ended March 31, 2003, the sales to three Custom Pack customers amounted to 24%, 15% and 11% of total company sales, and sales to one Killer Bee customer accounted for 19% of total company sales. For the fiscal year ended March 31, 2002, the sales to these same three Custom Pack customers amounted to 14%, 9% and 5%, respectively, and to the Killer Bee customer, 12%. In the opinion of management, the loss of these customers would have a material, short-term impact on the company, but this business could be generated from other sources, if necessary.

Suppliers

Seafood products are readily available in the domestic and international markets. Our operations rely on outside sources for seafood products. Our current products are usually purchased at the dock source or trucked in for processing. Buying agents are employed in the states along the South Atlantic Coast and Gulf of Mexico from North Carolina to Texas. The company also imports seafood from Asia and Central and South America. The aquaculture subsidiary does not supply a significant amount of product to the company.

In fiscal year ending March 31, 2003, two Custom Pack suppliers accounted for 11% and 10% of total company purchases, respectively. In fiscal year ending March 31, 2002, those same suppliers accounted for 5% and 11% of purchases, respectively, and one other supplier accounted for a total of 19%. In the opinion of management, the loss of these suppliers would have a material, short-term impact on our business, but we believe the purchases could be generated from other sources, if necessary.

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

Company Strategy

In the near term, we plan to bring costs in line with reduced volumes in our core business at Custom Pack and to seek a replenishment of sales volumes through continued product innovations. Attention will continue to be focused on the expansion of the distribution of our Killer Bee products and to the promotion and development of our aquaculture business.

As a long term strategy, we will entertain strategic mergers and acquisitions of both processing and sales entities, which would increase market share, improve profit margins, and facilitate unified marketing efforts that create brand identification.

Employees

As of March 31, 2003 there were approximately 75 persons employed by the Company on a full-time basis. This number does not include its independent commission salesmen, who are classified by the Company as independent contractors rather than employees. The Company's employees are not unionized, and the Company believes that its relationship with its employees is good.

ITEM 2.  DESCRIPTION OF PROPERTIES

The seafood processing and packaging business is conducted through our Custom Pack subsidiary at its plant located at 555 Bayview Avenue, Biloxi, MS. The plant facility occupies 54,200 square feet of floor space, including processing areas, coolers, and freezers and is on 3.4 acres of property. This facility also contains our corporate offices, including the offices for our subsidiary companies. Much of the plant facility and all of the corporate offices were re-constructed in 2001.

We discontinued operations at our CoMar Foods, Inc. plant located in Irvington, AL three years ago, and the products that were produced at that location were shifted to the Custom Pack facility. The CoMar plant was sold in March 2003.

Our aquaculture business is conducted at our Ocean Springs, MS facility, which occupies 25 acres and includes three geothermal water wells. This property houses our freshwater shrimp hatchery and nursery.

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

ITEM 3. LEGAL PROCEEDINGS

We were named defendants in a lawsuit filed in the Supreme Court of the State of New York, County of New York, Index No. 605716-98. The plaintiff, Lawrence Skolnick, had made a claim of breach of contract and was seeking to keep 1,700,000 shares of our common stock. We filed an answer and counterclaim against the plaintiff and certain third parties seeking recovery of the shares and specific performance. On October 23, 2002 we made a motion for summary judgment seeking dismissal of the complaint and requesting judgment on our counterclaims. On January 10, 2003, the court ruled in our favor on all counts and granted us a judgment declaring that Skolnick has no right, title or interest in any of the Company's shares, permanently enjoining Skolnick from engaging in any efforts to obtain possession of any of the Company's shares, and awarding the Company damages for attorney fees and costs. We are proceeding to recover 1,344,000 shares that have been specifically identified. These shares have not been included in the totals of issued and outstanding shares in any financial report.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of March 31, 2003, we reported 16,368,418 outstanding shares of common stock, $.001 par value.

As of March 31, 2003 we had outstanding 6,545,000 warrants and options to purchase additional common shares at prices between $1.00 to $2.00 and expiring on or before March 19, 2005 to January 11, 2011.

Our common stock is traded over-the counter under the symbol "GSFT". The shares have not been eligible for listing on any securities exchange or under the NASDAQ system.

The following table sets forth the high and low historical quotes for the periods indicated:

        Quarter ended                        High            Low          Close
        -------------                        ----            ---          -----

        March 31, 2003                      $0.38           $0.20         $0.23
        December 31, 2002                    0.51            0.25          0.32
        September 30, 2002                   0.51            0.30          0.41
        June 30, 2002                        0.91            0.30          0.37

        March 31, 2002                      $1.35           $0.53         $0.81
        December 31, 2001                    1.15            0.51          0.53
        September 30, 2001                   2.00            1.13          1.15
        June 30, 2001                        2.45            1.05          1.59

There were 335 shareholders of record as reported to us by the Company's transfer agent as of June 11, 2003. There were 3,267 beneficial owners of the Company's common stock reported through institutional accounts as of June 11, 2003.

The Company has not paid cash dividends on its common stock and does not expect to pay cash dividends on its common stock in the future.

RECENT SALES OF UNREGISTERED SECURITIES

On October 16, 2000 we issued 106,667 shares to B. Dean Williams, D.D.S. in connection with the conversion of $80,000 in debt that was originally owed to Dr. Williams in connection with the financing of our aquaculture activities. In connection with the issuance we relied on the exemption from registration at
Section 4(2) of the Act for non-public offerings.

On October 16, 2000 we issued 3,120 shares to Mr. Jay Capouch representing payment of certain fees valued at $2,340 due by us to Mr. Capouch. In connection with the issuance we relied on the exemption from registration at Section 4 (2) of the Act for non-public offerings.

On May 2, 2001 we issued 1,464,005 shares to Mr. William Schofield, who was a director of the Company at the time, in connection with the conversion of 200,000 shares of convertible preferred shares. In connection with this issuance we relied on the exemption from registration at Section 4 (2) of the Act for non-public offerings.

On June 13, 2001 we issued an aggregate of 25,000 shares to Donald F. Ford (12,500) and Gerald W. Holaday (12,500) for $50,000 or $2.00 per share in consideration for undertaking the conversion of poultry houses for shrimp production in Morton, MS. In connection with these issuances we relied on the exemption from registration at Section 4 (2) of the Act for non-public offerings.

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

Details of this agreement are included in the registration statement that the Company has filed with the Securities and Exchange Commission on Form SB-2 which was declared effective on February 6, 2003 for the sale of up to 8,884,304 shares of its common stock to Fusion Capital. The 16,368,418 shares of common stock outstanding as of March 31, 2003 and 2002, includes 442,152 shares that were issued to Fusion Capital as a commitment fee for its purchase obligations, and the other 8,442,152 shares remain to be offered to Fusion Capital pursuant to the common stock purchase agreement. The Company estimates that the maximum number of shares it will sell to Fusion Capital under the common stock purchase agreement will be 8,000,000 shares, exclusive of up to 442,152 shares that may be issued to Fusion Capital as a future commitment fee.

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

Although no litigation is pending in relation to the remainder of these shares, it is possible that the Company may have to honor from between 735,401 and 1,091,401 shares of its common stock in the future. The shares have not been recorded by the Company at March 31, 2003 since the ultimate outcome is currently not estimable.

The Company has recognized 203,400 shares that were previously noted as a contingency and were not recorded by the Company as outstanding shares as of March 31, 2001. These shares, which had been issued for no consideration in 1999, are being reported as issued and outstanding as of March 31, 2003 and 2002.

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

                                             SELECTED FINANCIAL DATA
                                  (Dollars in thousands, except per share data)

                                     AS OF AND FOR THE YEARS ENDED MARCH 31

                              Audited       Percentage                 Audited       Percentage
                              3/31/03       of Net Sales               3/31/02      of Net Sales
                              -------       ------------               -------      ------------
INCOME STATEMENT

REVENUE:                   $    9,213         100.00                  $ 13,742         100.00

COST OF SALES:             $    7,390          80.21                  $ 10,704          77.89

GROSS PROFIT:              $    1,823          19.79                  $  3,038          22.11

OPER. EXPENSES             $    3,253          35.31                  $  3,806          27.70

LOSS BEFORE
OTHER ITEMS                $   (1,430)        (15.52)                 $   (768)         (5.59)

OTHER INC (EXP)            $     (532)         (5.78)                 $    (66)         (0.48)

NET INCOME (LOSS)
BEFORE TAX                 $   (1,962)        (21.30)                 $   (834)         (6.07)

INCOME TAX
EXPENSE (BENEFIT)          $        -           0.00                  $   (280)         (2.04)

NET LOSS BEFORE
EXTRAORDINARY ITEM                                                    $   (554)         (4.03)

EXTRAORDINARY GAIN
NET OF TAX                                                            $    927           6.75

NET INCOME (LOSS)          $   (1,962)        (21.30)                 $    373           2.71

BASIC EARNINGS (LOSS)
PER SHARE (1)
Continuing Operations      $    (0.12)                                $  (0.04)
Extraordinary Item         $        -                                 $   0.06
Basic Earnings (Loss)
 Per Share                 $    (0.12)                                $   0.02

                                       Audited Audited

                                            3/31/03                   3/31/02
                                            -------                   -------
BALANCE SHEET:

TOTAL ASSETS:                             $   7,485                  $  8,179

LONG-TERM
OBLIGATIONS:(2)                           $   1,547                  $  1,779

TOTAL STOCKHOLDERS' EQUITY                $   2,894                  $  4,825

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

Our core business was negatively affected last year by the slow down in the U.S. economy and by increased competition from overseas, where increased supplies of shrimp and lower labor costs combined to keep both domestic shrimp prices and domestic production demand low.

Revenues from our core seafood packaging business declined 40% from the last year. Our core business provided 87%, 78%, and 70% of total company revenues for each of the last three fiscal years ending March 31, 2001, 2002 and 2003, respectively. The greatest impact on our core business was experienced in sales of product, which declined 51% from the previous year, while sales of processing increased 41%, by comparison. Product sales are primarily destined for the restaurant industry, which reportedly has been experiencing its most prolonged downturn in decades. Processing sales are primarily for ready-to-cook meal kits, which are increasing in popularity in grocery stores.

Our Killer Bee Bait business experienced an 8% decline in revenues in the last year compared to the fiscal year ended March 31, 2002. We believe that this decline was also due to the slower U.S. economy last year, where consumers spent less time in recreational pursuits, and to relatively poor weather conditions that occurred in the late summer of 2002. However, despite the lower sales volumes and a $171,388 write down of impaired asset values, Killer Bee recorded a net profit of $93,028. The positive results were attributable to lower product costs and improved operating efficiencies. We are pleased with the progress of our Killer Bee business, and we expect to expand sales in this area through growth in the number of outlets that carry Killer Bee products and through sales of non-frozen, shelf-stable bait products.

Changes in Current Assets

In recent years the core business has been experiencing a need to build its levels of inventory because its mix of business included significant sales of product as well as sales of processing. Custom Pack inventories ended the latest year on March 31, 2003 at $777,046. Although there was a significant decline in product sales for the year as a whole, that business was beginning to return late in the year, so that the ending inventory levels were approximately the same as ending inventory at March 31, 2002.

With the acquisition of Killer Bee, Inc. in 1999, we began packaging and distributing frozen bait products for the recreational fishing industry, and that business segment requires that we maintain an adequate supply of product in inventory in advance of sales. Beginning in 2002 our operations also changed so that we hold some of our inventory in Wal Mart stores as well as in cold storage. Killer Bee inventory as of March 31, 2003 reflects an increase from $417,748 at March 31, 2002 to $697,838.

Accounts Receivable declined by 49% from $1,736,833 at March 31, 2002 to $880,815 at March 31, 2003. This reduction is consistent with the 40% decline in sales at Custom Pack and the 8% decline in sales revenue at Killer Bee.

As of March 31, 2003 the company maintained cash reserves of $201,951 compared to $334,580 at the prior year ending March 31, 2002.

Net Sales

Overall Net Sales for the year ended March 31, 2003 declined by 33% from the previous year from $13,741,779 to $9,212,638. The downturn was primarily the result of a decline in volume at our shrimp processing and packaging business described above, as well as a smaller decline in volume in the recreational bait segment.

The amount of revenues recognized in our core business in any given year is a function of whether the products are: a) purchased, processed, and packaged by us, or; b) processed and packaged for third parties on a consignment basis. In the first instance, revenues would be higher, reflecting the cost of the product, and in the latter case revenues would only reflect a processing charge. Gross Margins are relatively unaffected by either scenario.

Our gross profit declined by 40% from March 31, 2002 to March 31, 2003 because of the 33% decline in revenues and effects of foreign competition in the core business segment. Gross profit margins decreased to 19.79% in fiscal 2003 from 22.11% in fiscal 2002. The decrease was primarily the result of decreased revenues in our core business segments. We have added additional processing business to begin to offset the reductions experienced in the loss of product sales.

Cost of Sales

Cost of Sales reflects the processing and packaging costs, including plant labor, in-bound and out-bound freight, and the raw material (seafood) costs where the products are processed for the Company's own account. Where processing is done for third-party account, the raw material (seafood) costs are not carried on the Company's books. In the fiscal year ending March 31, 2003 approximately 20% of total revenues and 28% of core business revenues is reflected in processing for third parties, where the Company charges a processing fee and does not maintain any inventory level of product for its own account. This compares to 10% of total revenues and 12% of core business revenues in the year ending March 31, 2002. The decline in Cost of Sales from $10,703,485 to $7,389,838 (minus 31%) reflects the relatively lower level of product sales and the higher level of consignment processing in the March 31, 2003 year.

Operating expenses

Comparing the March 31, 2002 and 2003 fiscal years, selling, general and administrative expenses decreased from $3,347,188 to $2,734,459, a decline of 18%. The expenses were reduced in both the core business as well as in Killer Bee in approximately equal amounts. The decrease primarily resulted from reductions in staff and lower sales commissions as a direct result of a decrease in our business. We expect selling general and administrative expenses to increase as our business improves.

Other Income (Expenses)

The Company reported Other Income (Expense) of ($ 532,183) and ($66,158) in the two fiscal years ended March 31, 2003 and 2002, respectively. Other Income predominantly reflects lease payments received from the rental of Company-owned property, and the largest expense is typically Interest Expense, which was $145,099 and 144,445, respectively, in the two years. However, in Fiscal 2003 we also disposed of idle property, which created a $290,962 loss on the sale, and, additionally, we recognized a $171,388 write down in the value of equipment assets employed by Killer Bee to reflect current values. These non-cash charges, totaling $462,351, account for the difference in Other Income (Expense) between the two years.

Net Income (Loss)

Our Net Loss was $1,962,151 for the year ending March 31, 2003. Operations from the core business of Custom Pack, Inc., which have been historically profitable, declined to a Net Loss of $1,955,871, which includes the $290,962 loss on the sale of idle property. This substantially accounted for the reported results of the company as a whole. Operations of Killer Bee recorded a net profit of $93,028 for the year, which includes the $171,388 impairment write down, compared to a Net Loss in the March 31, 2002 year of $316,286. Our aquaculture business reduced its Net Loss from $328,085 to $99,308 in comparing the same periods.

Seasonality

Because of the availability of seafood throughout the world markets, there is only a modest seasonal factor for our core business. Typically, the Custom Pack's operating activities increase slightly during the Spring and Fall domestic shrimp harvesting seasons, depending on the prices and the abundance of the crop which is found in the wild. Revenues from Killer Bee are highly seasonal, with approximately two-thirds of the sales occurring from April to September.

Inflation/ Deflation

The Company's business is not significantly affected by inflation. The Company anticipates that any increased costs would be passed on to its customers.

Liquidity and Capital Resources

The operations of the Company and its subsidiaries were supported in prior years from cash flow from the operations of Custom Pack. More recently, including the last year ending March 31, 2003, financing activities have provided significant capital resources.

Operating Activities

The Company's Consolidated Statement of Cash Flows reported $522,965 in funds used in Operating Activities in the March 31, 2003 fiscal year. $919,732 in non-cash charges, consisting of: Depreciation ($468,026); Loss on Sale of Assets ($280,318); and Asset Impairment Loss ($171,388), partially offset the Net Loss of $1,962,151. Net changes in working capital accounts contributed $519,454.

Investing Activities

The Company purchased additional property and equipment of $738,558 and $1,568,808 in the last fiscal years ending March 31, 2003 to 2002, respectively. Sales of property and equipment generated $239,469 and $20,768 in funds, respectively, for the same periods.

Financing Activities

Financing activities were a significant source of net cash for the Company in the March 31, 2003 fiscal year. $889,425 was provided from this source in the fiscal year from $1,085,444 in additional note borrowings, less $196,019 in note and capital lease payments.

In February 2003 we registered on Form SB-2 with the U.S. Securities and Exchange Commission 10,000,000 shares of our common stock for sale (up to $10,000,000) to Fusion Capital. To date there have been no sales of shares under this registration.

Summary Discussion of Liquidity

Cash and Cash Equivalents decreased by $132, 629 from March 31, 2002 to March 31, 2003 with Operating Activities and Investing Activities utilizing $1,022,054 in funds and Financing Activities providing $889,425 for the fiscal year.

Lines of Credit from banks totaling $1,000,000 are available for normal business activities. $946,000 was outstanding as of March 31, 2003 compared to $0 outstanding at March 31, 2002.

Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive office and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                                                                  Years of
                                                                Service with
Name                      Age    Position                          Company
----                      ---    --------                          -------

Brent Gutierrez           41     Director, Chief Executive           15
                                 Officer, President,

Clayton F. Gutierrez      38     Director, Senior Vice               15
                                 President and Secretary

Frank C. Gutierrez        68     Director                            15

Anita K. Gutierrez        62     Director, Treasurer                 15

Lance McNeill             47     Director                             2

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

Mr. McNeill was elected to the Board of Directors of the Company in February 2001. He is President and CEO of Viasys Corporation, engaged in transportation construction and utilities service. Previously, he was President and CEO of Outback Sports, a hospitality and entertainment division of Outback Steakhouse.

Executive Officers and Directors: Brent Gutierrez, Clayton Gutierrez, and Anita Gutierrez; and Director Frank Gutierrez are related as direct family members.

Our Bylaws indicate that we will hold an annual shareholder meeting within the third or fourth calendar month following the conclusion of its preceding fiscal year of operations, the specific date to be determined by the incumbent directors, at which our directors for the next year shall be elected. Accordingly, the normal term of office of each director is fixed at one year, commencing on the date of his election at such shareholder meeting and continuing until his reelection or replacement at the succeeding such meeting. The Company conducted its 2002 annual shareholder meeting on July 26, 2002. We have scheduled our 2003 annual shareholder meeting for July 25, 2003.

Each of the Company's principal officers is elected by and serves at the pleasure of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company during the most recent fiscal year, there have been no reporting persons that failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.


ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the compensation paid, plus stock options granted, to each of the Company's officers during the calendar years indicated ending December 31:

                                                 SUMMARY COMPENSATION
                                                         TABLE


                                      Annual Compensation                        Long Term Compensation
                         ---------------------------------------------- ---------------------------------------------------
                                                                           Awards                     Payouts
                                                                        ------------                ----------
                                                                                      Securities
 Name and                                                Other          Restricted    Underlying                All Other
 Principal                                              Compen-            Stock       Options/       LTIP       Compen-
 Position       Year       Salary      Bonus            sation            Awards         SAR's       Payouts     sation
------------ ----------- ----------- ----------- ---------------------- ------------ -------------- ---------- ------------
Brent           2002       $156,000          $0                     $0           $0              0         $0           $0
Gutierrez       2001       $156,000          $0                     $0           $0        250,000         $0           $0
                2000       $156,000          $0                     $0           $0              0         $0           $0

Clayton         2002       $156,000          $0                     $0           $0              0         $0           $0
Gutierrez       2001       $156,000          $0                     $0           $0        250,000         $0           $0
                2000       $156,000          $0                     $0           $0              0         $0           $0

Anita           2002       $156,000          $0                     $0           $0              0         $0           $0
Gutierrez       2001       $156,000          $0                     $0           $0        250,000         $0           $0
                2000       $156,000          $0                     $0           $0              0         $0           $0

There were individual grants of stock options to executive officers during the fiscal year ending March 31, 2001 under the Company's 2000 Equity Incentive Program. During the last two fiscal years ending March 31, 2002 and 2003, there were no grants of stock options or stock appreciation rights (SARs) to any executive officers or directors, and no stock options or SARs were exercised by any executive officers or directors.

The following table illustrates the aggregate amount of outstanding stock options for all of the company's named executive officers as of the fiscal year end. 500,000 options each for Brent Gutierrez and Clayton Gutierrez are in the form of warrants which were purchased for value in previous fiscal years as described in the footnotes to the company's financial statements.

         Aggregate Option/SAR Exercises in the Last Fiscal Year and FY-End Option/SAR Values


                  Shares                  Number (#) of Securities
                 Acquired                  Underlying Unexercised
                    on                        Options/SARs at         Value of Unexercised In-the Money
                 Exercise     Value                FY-End                Options/SARs at FY-End ($)
      Name          (#)    Realized ($)  Exercisable/Unexercisable        Exercisable/Unexercisable
---------------------------------------------------------------------------------------------------------
Brent Gutierrez      0          0                 750,000                          $0 / 0
Clayton Gutierrez    0          0                 750,000                          $0 / 0
Anita Gutierrez      0          0                 250,000                          $0 / 0
---------------------------------------------------------------------------------------------------------

Compensation of Directors

No director is specially compensated for the performance of duties in that capacity or for his/her attendance at Board of Directors meetings or Board Committee meetings, but directors are reimbursed for their related expenses for such meetings.

Employment Contracts

The Company has no formal written employment agreement with any senior officer. The Company did, on March 20, 2001, enter into certain Termination Benefits Agreements with Brent Gutierrez, Clayton Gutierrez and Anita Gutierrez under which additional compensation may be granted upon the occurrence of any change of control of the Company. Should a change of control event occur as defined by the Termination Benefits Agreement, the executive officer(s) may be entitled to compensation equal to 299% of the executive's average annual compensation for the most recent five years.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This table describes the ownership of our outstanding common stock as of March 31, 2003 by (i) each of our officers and directors; (ii) each person who is known by us to own more than 5% of the Company's outstanding common stock; and
(iii) all of our officers as a group:


Name and Address                   Amount and Nature of        Percentage of
Of Beneficial Owner                Beneficially Owned             Class
-------------------                ------------------             -----

Brent Gutierrez                      3,436,917 (1)                20.08%
555 Bayview Avenue
Biloxi, MS  39530

Clayton Gutierrez                    3,300,677 (2)                19.28%
555 Bayview Avenue
Biloxi, MS  39530

Frank and Anita Gutierrez            2,794,676 (3)                16.82%
JTWROS
555 Bayview Avenue
Biloxi, MS  39530

Lance McNeill                          545,000 (4)                 3.23%
15340 Fiddlesticks Blvd.
Ft. Meyers, FL 33912

All officers and directors
As a group (5 persons)              10,077,270 (1)(2)(3)(4)       54.13%

William Schofield                    3,464,005 (5)                18.86%
15340 Fiddlesticks Blvd.
Ft. Meyers, FL 33912

(1) Includes 750,000 shares which may be obtained by Brent Gutierrez upon the exercise of warrants and stock options owned by him in the like amount.

(2) Includes 750,000 shares which may be obtained by Clayton Gutierrez upon the exercise of warrants and stock options owned by him in the like amount.

(3) Includes 1,000,000 shares owned by Frank Gutierrez, 544,676 shares owned jointly by Frank Gutierrez and Anita Gutierrez, 1,000,000 shares owned by Anita Gutierrez and 250,000 shares that may be obtained by Anita Gutierrez upon the exercise of stock options owned by her in like amount.

(4) Includes 500,000 shares which may be obtained by Lance McNeill upon the exercise of stock options owned by him in the like amount.

(5) Consists of 1,464,005 shares which were obtained by Mr. Schofield upon the conversion of preferred shares as of May 2, 2001 and 2,000,000 shares which may be obtained by Mr. Schofield upon the exercise of warrants owned by Mr. Schofield in the like amount.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There have neither occurred within the last two years, nor are there any pending or proposed, direct or indirect material transactions between us and any of our directors, executive officers or controlling shareholders outside the ordinary course of our business.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits: Financial Statements

Audited Fiscal Year End March 31, 2003 and 2002

         1. Index to Financial Statements

         2. Independent Auditor's Report                                 F-1-A

         3. Balance Sheets, March 31, 2003 and 2002                      F-1-2

         4. Consolidated Statements of Operations for each of the
            years ended March 31, 2003, 2002 and 2001                    F-3-4

         5. Consolidated Statements of Shareholder's Equity since
            March 31, 2000                                                 F-5

         6. Consolidated Statements of Cash Flows for each of the
            years ended March 31, 2003, 2002, and 2001                   F-6-7

         7. Notes to Financial Statements                               F-8-24


         Exhibits:

         99.1     Certification pursuant to 18 U.S.C. Section 1350

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  June 19, 2003                  GLOBAL SEAFOOD TECHNOLOGIES, INC.



                                      By:  /s/ Brent Gutierrez
                                          --------------------------------------
                                          Brent Gutierrez
                                          President, Chief Executive Officer and
                                          Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                        NAME AND TITLE                       DATE



/s/ Brent Gutierrez      Brent Gutierrez, Chairman of             June 19, 2003
--------------------     the Board, President, CEO, CFO
Brent Gutierrez


/s/ Clayton Gutierrez    Clayton Gutierrez, Director              June 19, 2003
----------------------   Senior Vice President, Secretary
Clayton Gutierrez


/s/ Anita Gutierrez      Anita Gutierrez, Director                June 19, 2003
----------------------   Treasurer
Anita Gutierrez


/s/ Frank C. Gutierrez   Frank C. Gutierrez, Director             June 19, 2003
----------------------
Frank C. Gutierrez


/s/ Lance McNeill        Lance McNeill, Director                  June 19, 2003
----------------------
Lance McNeill

                                 CERTIFICATIONS

         I, Brent C. Gutierrez, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Global Seafood Technologies, Inc

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 19, 2003



By: /s/ Brent C. Gutierrez
-----------------------------
Brent C. Gutierrez,
Chief Executive Officer and
Chief Financial Officer

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2003 and 2002



                                 C O N T E N T S


Independent Auditors' Report...............................................F-1A

Consolidated Balance Sheets ............................................F-1 - 2

Consolidated Statements of Operations ..................................F-3 - 4

Consolidated Statements of Stockholders' Equity ............................F-5

Consolidated Statements of Cash Flows...................................F-6 - 7

Notes to the Consolidated Financial Statements.........................F-8 - 24

Board of Directors and Shareholders
Global Seafood Technologies, Inc. and Subsidiaries
Biloxi, Mississippi


                          Independent Auditor's Report

         We have audited the accompanying consolidated balance sheet of GLOBAL SEAFOOD TECHNOLOGIES, INC. & SUBSIDIARIES, as of March 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of GLOBAL SEAFOOD TECHNOLOGIES, INC. & SUBSIDIARIES as of March 31, 2001 were audited by other auditors whose report dated May 25, 2001, except Note 16 which is dated March 11, 2002, expressed an unqualified opinion on those statements.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GLOBAL SEAFOOD TECHNOLOGIES, INC. & SUBSIDIARIES at March 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                  /s/ Laporte Sehrt Romig & Hand
                                           A Professional Accounting Corporation

May 27, 2003
Metairie, Louisiana

                                      F-1A

                               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS

                                                     ASSETS

                                                                                              March 31,
                                                                                   --------------------------------
                                                                                       2003                2002
                                                                                   ------------        ------------
CURRENT ASSETS
    Cash and Cash Equivalents                                                      $    201,951        $    334,580
    Accounts Receivable - Net of Allowance
       for Doubtful Accounts of $20,781 and $5,886 at
       March 31, 2003 and 2002, Respectively                                            880,815           1,736,833
    Accounts Receivable, Related Parties - Net                                          674,191             375,112
    Income Taxes Receivable                                                                   -              92,680
    Prepaid Expenses                                                                     78,780              39,000
    Inventories                                                                       1,474,884           1,215,458
    Deferred Tax Asset, Current                                                         370,235             454,201
                                                                                   ------------        ------------

          Total Current Assets                                                        3,680,856           4,247,864
                                                                                   ------------        ------------

PROPERTY AND EQUIPMENT - Net                                                          3,530,856           3,658,268
                                                                                   ------------        ------------
OTHER ASSETS
    Goodwill - Net of Accumulated Amortization
       of $-0- at March 31, 2003 and 2002                                               273,000             273,000
    Deposits                                                                                358                 358
                                                                                   ------------        ------------

          Total Other Assets                                                            273,358             273,358
                                                                                   ------------        ------------

          Total Assets                                                             $  7,485,070        $  8,179,490
                                                                                   ============        ============


             The accompanying notes are an integral part of these consolidated financial statements.

                                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                              March 31,
                                                                                   --------------------------------
                                                                                       2003                2002
                                                                                   ------------        ------------
CURRENT LIABILITIES
    Accounts Payable - Trade                                                       $  1,447,155        $  1,407,569
    Accounts Payable - Related Parties                                                  421,757              37,345
    Accrued Expenses                                                                     27,206              29,232
    Notes Payable, Current Portion                                                    1,018,082             223,176
    Notes Payable to Related Parties                                                    201,000             101,000
    Obligations Under Capital Leases, Current Portion                                    27,137              30,408
                                                                                   ------------        ------------

          Total Current Liabilities                                                   3,142,337           1,828,730
                                                                                   ------------        ------------

LONG-TERM LIABILITIES
    Deferred Tax Liability                                                              235,857             319,823
    Notes Payable                                                                     1,172,502           1,147,467
    Obligations Under Capital Leases                                                     39,546              58,380
                                                                                   ------------        ------------

          Total Long-Term Liabilities                                                 1,447,905           1,525,670
                                                                                   ------------        ------------

          Total Liabilities                                                           4,590,242           3,354,400
                                                                                   ------------        ------------

COMMITMENTS AND CONTINGENCIES                                                                 -                   -

STOCKHOLDERS' EQUITY
    Preferred Stock: 25,000,000 Shares Authorized
       of $0.001 Par Value, -0- Shares
       Issued and Outstanding                                                                 -                   -
    Common Stock: 50,000,000 Shares Authorized
       of $0.001 Par Value, 16,368,418
       Shares Issued and Outstanding                                                     16,368              16,368
    Additional Paid-in Capital                                                        5,630,095           5,630,095
    Prepaid Non-Compete Agreement                                                       (15,945)            (47,834)
    Subscription Receivable                                                                   -                   -
    Retained Earnings (Deficit)                                                      (2,735,690)           (773,539)
                                                                                   ------------        ------------

          Total Stockholders' Equity                                                  2,894,828           4,825,090
                                                                                   ------------        ------------

          Total Liabilities And Stockholders' Equity                               $  7,485,070        $  8,179,490
                                                                                   ============        ============


             The accompanying notes are an integral part of these consolidated financial statements.

                                                      F-2

                               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                             For the Years Ended March 31,
                                                                    -----------------------------------------------
                                                                        2003           2002                2001
                                                                    ------------   ------------       -------------
NET SALES                                                           $  9,212,638   $ 13,741,779       $  17,075,981

COST OF SALES                                                          7,389,838     10,703,485          14,719,345
                                                                    ------------   ------------       -------------

GROSS PROFIT                                                           1,822,800      3,038,294           2,356,636

OPERATING EXPENSES
    Non-Complete Covenant                                                 31,889         31,889              31,889
    Depreciation Expense                                                 468,026        391,183             317,717
    Bad Debt Expense                                                      18,394         35,955              23,310
    Selling, General and Administrative                                2,734,459      3,347,188           2,870,998
                                                                    ------------   ------------       -------------

         Total Operating Expenses                                      3,252,768      3,806,215           3,243,914
                                                                    ------------   ------------       -------------

LOSS BEFORE OTHER
    INCOME (EXPENSES)                                                 (1,429,968)      (767,921)           (887,278)
                                                                    ------------   ------------       -------------

OTHER INCOME (EXPENSES)
    Other Income                                                          63,510         68,277             246,330
    Interest Income                                                        1,112         10,010              40,817
    Loss on Disposition of Assets                                       (280,318)             -                   -
    Asset Impairment Loss                                               (171,388)             -                   -
    Interest Expense                                                    (145,099)      (144,445)           (152,785)
                                                                    ------------   ------------       -------------

         Total Other Income (Expenses)                                  (532,183)       (66,158)            134,362
                                                                    ------------   ------------       -------------

NET LOSS BEFORE INCOME TAXES                                          (1,962,151)      (834,079)           (752,916)

INCOME TAX BENEFIT                                                             -       (279,926)           (357,260)
                                                                    ------------   ------------       -------------

NET LOSS FROM CONTINUING OPERATIONS                                   (1,962,151)      (554,153)           (395,656)

LOSS FROM DISCONTINUED OPERATIONS
    (NET OF INCOME TAX BENEFIT OF
    $54,840 IN 2001)                                                           -              -             (89,475)
                                                                    ------------   ------------       -------------
NET LOSS BEFORE
    EXTRAORDINARY ITEM                                                (1,962,151)      (554,153)           (485,131)

EXTRAORDINARY ITEM - GAIN ON
    PROCEEDS FROM FIRE DAMAGE (NET
    OF INCOME TAX OF $477,567 IN 2002)                                         -        927,041                   -
                                                                    ------------   ------------       -------------

NET INCOME (LOSS)                                                   $ (1,962,151)  $    372,888       $    (485,131)
                                                                    ============   ============       =============


          The accompanying notes are an integral part of these consolidated financial statements.


                        GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)




                                                                             For the Years Ended March 31,
                                                                    -----------------------------------------------
                                                                        2003           2002                2001
                                                                    ------------   ------------       -------------
BASIC EARNINGS (LOSS) PER SHARE
    Continuing Operations Before Extraordinary Item                 $      (0.12)  $      (0.04)      $       (0.03)
    Discontinued Operations (Net of Tax)                                       -              -               (0.01)
    Extraordinary Item (Net of Tax)                                            -           0.06                   -
                                                                    ------------   ------------       -------------

         Basic Earnings (Loss) Per Share                            $      (0.12)  $       0.02       $       (0.04)
                                                                    ============   ============       =============

WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING                                                16,368,418     15,843,403          13,281,970
                                                                    ============   ============       =============

FULLY DILUTED EARNINGS (LOSS)
    PER SHARE
    Continuing Operations                                           $      (0.12)  $      (0.03)      $       (0.04)
    Discontinued Operations (Net of Tax)                                       -              -               (0.01)
    Extraordinary Item (Net of Tax)                                            -           0.05                   -
                                                                    ------------   ------------       -------------

         Fully Diluted Earnings (Loss) Per Share                    $      (0.12)  $       0.02       $       (0.05)
                                                                    ============   ============       =============

WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING                                                16,368,418     16,930,122          13,281,970
                                                                    ============   ============       =============


          The accompanying notes are an integral part of these consolidated financial statements.

                                               F-4

                                       GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                 Preferred Stock       Common Stock     Additional   Prepaid     Sub-      Retained       Total
                               ------------------  -------------------   Paid-in   Non-Compete scription   Earnings    Stockholders'
                                Shares    Amount     Shares    Amount    Capital    Agreement  Receivable  (Deficit)      Equity
                               --------  --------  ----------  -------  ----------  ---------- ---------- ------------ -------------
BALANCE, MARCH 31, 2000        200,000   $  200    13,124,046  $13,124  $4,411,285  $(111,612)  $(46,486) $  (661,296) $ 3,605,215

 Common Stock Issued in
  Conversion of Debt at $0.62
  Per Share                          -        -       109,815      110      82,230          -          -           -        82,340
 Common Stock Issued Upon
  Conversion of Warrants at
  $1.00 Per Share                    -        -     1,000,000    1,000     999,000          -           -           -    1,000,000
 Additional Cost of Natural
  Bait Brokers, Inc. Assets
  through Granting of Warrants       -        -             -        -     136,000          -           -           -      136,000
 Amortization of Non-Compete
  Agreement                          -        -             -        -           -     31,889           -           -       31,889
 Net Loss for the Year Ended
  March 31, 2001                     -        -             -        -           -          -           -    (485,131)    (485,131)
                               -------   ------    ----------  -------  ----------  ---------   --------  -----------  -----------

BALANCE, MARCH 31, 2001        200,000      200    14,233,861   14,234   5,628,515    (79,723)   (46,486)  (1,146,427)   4,370,313

 Outstanding Preferred Stock
  Converted to Common Stock   (200,000)    (200)    1,464,005    1,464      (1,264)         -          -            -            -
 Common Stock Issued for Cash                          25,000       25      49,975          -          -            -       50,000
 Common Stock Issued Under
  Common Stock Purchase
  Agreement                          -        -       442,152      442        (442)         -          -            -            -
 Adjustment for Common Stock
  Issued In 1999                     -        -       203,400      203     (46,689)         -     46,486            -            -
 Amortization of Non-Compete
  Agreement                          -        -             -        -           -     31,889          -            -       31,889
 Net Income for the Year
  Ended March 31, 2002               -        -             -        -           -          -          -      372,888      372,888
                               -------   ------    ----------  -------  ----------  ---------   --------  -----------  -----------

BALANCE, MARCH 31, 2002              -        -    16,368,418   16,368   5,630,095    (47,834)         -     (773,539)   4,825,090

 Amortization of Non-Compete
  Agreement                          -        -             -        -           -     31,889          -            -       31,889
 Net Loss for the Year Ended
  March 31, 2003                     -        -             -        -           -          -          -   (1,962,151)  (1,962,151)
                               -------   ------    ----------  -------  ----------  ---------   --------  -----------  -----------

BALANCE, MARCH 31, 2003              -   $    -    16,368,418  $16,368  $5,630,095  $ (15,945)  $      -  $(2,735,690) $ 2,894,828
                               =======   ======    ==========  =======  ==========  =========   ========  ===========  ===========



                   The accompanying notes are an integral part of these consolidated financial statements.

                                                             F-5

                               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            For the Years Ended March 31,
                                                                    ---------------------------------------------
                                                                        2003            2002             2001
                                                                    ------------    -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing Operations:
    Net Income (Loss)                                               $ (1,962,151)   $     372,888    $   (395,656)
    Adjustments to Reconcile Net Income (Loss) to
      Net Cash Provided by (Used In) Continuing Operations:
         Depreciation                                                    468,026          391,183         317,717
         (Gain) Loss on Sale of Assets                                   280,318           (7,799)              -
         Asset Impairment Loss                                           171,388                -               -
         Bad Debt Expense                                                 18,394                -               -
         Decrease (Increase) in Accounts Receivable and
           Accounts Receivable - Related Parties                         253,725          (92,891)       (816,885)
         Decrease (Increase) in Taxes Receivable                          92,680          (69,187)         22,618
         Increase in Inventories                                        (259,426)        (350,455)       (223,295)
         (Increase) Decrease in Prepaid Expenses                          (7,891)          (7,110)         33,716
         Decrease (Increase) in Deferred Taxes                                 -          292,322        (412,100)
         Increase in Accounts Payable and
           Accounts Payable - Related Parties                            423,998           98,357       1,299,609
         (Decrease) Increase in Accrued Expenses                          (2,026)         (14,150)         14,333
                                                                    ------------    -------------    ------------
              Net Cash Provided by (Used in)
                Continuing Operations                                   (522,965)         613,158        (159,943)
                                                                    ------------    -------------    ------------
Discontinued Operations:
    Net Loss                                                                   -                -         (89,475)
    Adjustments to Reconcile Net Loss to Net Cash
      Used In Discontinued Operations:
    Depreciation and Amortization                                              -                -           9,742
    Gain on Sale of Assets                                                     -                -               -
                                                                    ------------    -------------    ------------
              Net Cash Used in Discontinued Operations                         -                -         (79,733)
                                                                    ------------    -------------    ------------
              Net Cash Provided by (Used in)
                 Operating Activities                                   (522,965)         613,158        (239,676)
                                                                    ------------    -------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Goodwill Acquired                                                          -                -        (137,000)
    Decrease in Deposits                                                       -            8,599           3,271
    Proceeds from the Sale of Property and Equipment                     239,469           20,768               -
    Purchases of Property and Equipment                                 (738,558)      (1,568,808)       (415,731)
                                                                    ------------    -------------    ------------

              Net Cash Used In Investing Activities                     (499,089)      (1,539,441)       (549,460)
                                                                    ------------    -------------    ------------


            The accompanying notes are an integral part of these consolidated financial statements.

                               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                                            For the Years Ended March 31,
                                                                    ---------------------------------------------
                                                                        2003            2002             2001
                                                                    ------------    -------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Sale of Preferred and Common Stock                $          -    $      50,000    $  1,000,000
    Repayments on Notes and Leases Payable                              (196,019)        (274,445)       (200,255)
    Proceeds from Notes Payable to Related Parties                       100,000                -               -
    Proceeds from Notes and Leases Payable                               985,444          171,579               -
                                                                    ------------    -------------    ------------
         Net Cash Provided by (Used in)
           Financing Activities                                          889,425          (52,866)        799,745
                                                                    ------------    -------------    ------------

NET (DECREASE) INCREASE IN CASH
    AND CASH EQUIVALENTS                                                (132,629)        (979,149)         10,609

CASH AND CASH EQUIVALENTS -
    BEGINNING OF YEAR                                                    334,580        1,313,729       1,303,120
                                                                    ------------    -------------    ------------
CASH AND CASH EQUIVALENTS -
    END OF YEAR                                                     $    201,951    $     334,580    $  1,313,729
                                                                    ============    =============    ============

SUPPLEMENTAL CASH FLOW INFORMATION Cash Paid During the Year for:
      Interest                                                      $    145,099    $     144,445    $    150,096
      Income Taxes                                                  $          -    $           -    $          -

NON CASH FINANCING ACTIVITIES
    Property and Equipment Purchased Under
      Capital Leases                                                $      8,411    $      79,241    $          -
    Property and Equipment Purchased Under
      Notes Payable                                                 $          -    $      92,338    $    142,289
    Common Stock Issued in Lieu of Outstanding Debt                 $          -    $           -    $     82,340
    Warrants Granted for Asset Purchase                             $          -    $           -    $    136,000


            The accompanying notes are an integral part of these consolidated financial statements.

                                                      F-7

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

                  In 1997, the Company purchased CoMar Foods, Inc. for $1,500,000 comprised of 422,492 shares of its common stock valued at $933,707, $300,000 in cash and assumed liabilities of $266,293. CoMar's operations were discontinued during the year ended March 31, 2001 and in December 2000, CoMar was dissolved (see Note N).

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

         ACCOUNTS RECEIVABLE

                  Receivables are carried at original invoice amount less an estimate made for doubtful receivables. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history, and current economic conditions. Uncollectible accounts receivable are charged to the allowance for doubtful accounts when they are determined to be uncollectible. Recoveries of accounts receivable previously written off are recorded when received.

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

         NON-DIRECT RESPONSE ADVERTISING

                  The Company expenses advertising costs as incurred. Advertising cost totaled $11,121 in 2003, $35,503 in 2002, and $19,758 in 2001.

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

         IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

                  Statement of Financial Accounting Standards No. 145 (SFAS
         145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", updates, clarifies, and simplifies existing accounting pronouncements related to extinguishment of debt, accounting requirements for the effects of transitions to the provisions of the Motor Carrier Act of 1980, and accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. This statement is effective for financial statements issued for fiscal years beginning after May 15, 2002. The adoption of this pronouncement had no effect on the financial position and results of operations of the Company.

                  Statement of Financial Accounting Standards No. 146 (SFAS
         146), "Accounting for Costs Associated with Exit or Disposal Activities", a replacement of Emerging Issues Task Force (EITF) No. 94-3. This statement provides accounting and reporting standards for costs associated with exit or disposal activities that were previously recognized at the date a Company committed to an exit plan. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this pronouncement is not expected to have an effect on the financial position and results of operations of the Company.

                  Statement of Financial Accounting Standards No. 147 (SFAS
         147), "Acquisitions of Certain Financial Institutions" an amendment of SFAS 72 and 144, and SFAS Interpretation No. 9. This statement provides accounting and reporting standards for the application of the purchase method to all acquisitions of financial institutions (including branch acquisitions that meet the definition of a business), except transactions between two or more mutual enterprises. Previously, any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired was classified as an unidentifiable intangible asset and subsequently amortized. This statement requires that long-lived assets (including long-term customer relationship intangible assets) to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and requires a probability-weighted cash flow estimation approach, and includes a "primary-asset" approach to determine the cash flow estimation period. This statement is effective for acquisitions on or after October 1, 2002. The adoption of this pronouncement had no effect on the financial position and results of operations of the Company.

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

                  Statement of Financial Accounting Standards No. 148 (SFAS
         148), Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123, is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Adoption of this pronouncement had no effect on the financial position and results of operations of the Company.

         INTANGIBLE ASSETS

                  The Company entered into a covenant-not-to-compete for $492,000 during the year ended March 31, 1991. During the year ended March 31, 2000, the Company issued 114,800 shares of its outstanding common stock in lieu of the future payments required under the non-compete agreement. These shares were valued at $143,500 or $1.25 per share. The agreement, as amended, is being amortized through September 2003. Accumulated amortization on the prepaid agreement at March 31, 2003 and 2002 was $127,555 and $95,666, respectively.
         Amortization expense totaling $31,889 was recorded during the years ended March 31, 2003, 2002 and 2001.


NOTE B PROPERTY AND EQUIPMENT

                  Property and equipment at March 31, 2003 and 2002 consisted of the following:

                                                             March 31,
                                                   ---------------------------
                                                        2003           2002
                                                   ------------   ------------

         Land                                      $    121,890   $    121,890
         Buildings and Improvements                   2,206,532      1,650,839
         Furniture and Fixtures                          98,343         26,645
         Machinery and Equipment                      4,041,024      3,862,630
         Vehicles                                        67,325         67,325
         Water Well                                     121,441        121,441
         Idle Property                                        -        701,944
                                                   ------------   ------------

                  Total                               6,656,555      6,552,714

            Less Accumulated Depreciation            (3,125,699)    (2,894,446)
                                                   ------------   ------------

                  Property and Equipment - Net     $  3,530,856   $  3,658,268
                                                   ============   ============


                  Depreciation expense for the years ended March 31, 2003, 2002 and 2001 was $468,026, $391,183 and $317,717, respectively.

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE B PROPERTY AND EQUIPMENT (Continued)

                  During the year ended March 31, 2000, the Company recorded an impairment loss of $775,000 on building and improvements of the former CoMar Foods, Inc. based upon the decline in market value of the building during the year. The building was sold during the year ending March 31, 2003, resulting in a loss of $294,121.

                  During the year ended March 31, 2003, the Company recorded an impairment loss of $171,388 on equipment used in its Killer Bee bait operations, based upon the decline in the market value during the year.

                  On March 30, 2001, the Company's principal building and certain office equipment were damaged in a fire. The fire completely destroyed the portion of the plant where the corporate offices were located but did minimal damage to the processing area or the processing equipment and machinery. The extraordinary gain in the year ended March 31, 2002 of $927,041 ($.06 per share), net of income tax of $477,567, represents that portion of the insurance proceeds in excess of the loss incurred by the Company. As of March 31, 2002 the property had been reconstructed.


NOTE C NOTES PAYABLE

                  Notes payable at March 31, 2003 and 2002 consisted of the following:

                                                                                              March 31,
                                                                                   --------------------------------
                                                                                         2003            2002
                                                                                   --------------    --------------
                  Note payable, secured by property, inventory and Accounts
                     receivable, guaranteed by four of the Company's
                     stockholders, interest at .25% over The Bank's index rate,
                     4.5% at March 31, 2003, interest and principal payments of
                     $8,859 due monthly, matures November 2005.                    $    1,096,188    $            -

                  Note payable, secured by property, interest at 8.05%,
                     interest and principal payments of $16,124 due
                     monthly, matures on July 5, 2003.                                          -           954,255

                  Note payable, secured by property, interest at 9.0%,
                     interest and principal payments of $1,497 due
                     monthly, matures on July 1, 2012.                                    118,165           124,607

                  Note payable, secured by property, interest at 8.0%,
                     interest and principal payments of $702 due
                     monthly, matures on May 23, 2003.                                      4,898            12,685


               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE C NOTES PAYABLE (Continued)
                                                                                              March 31,
                                                                                   --------------------------------
                                                                                         2003            2002
                                                                                   --------------    --------------
                  Note payable, secured by property, interest at 7.5%,
                     interest and principal payments of $399 due
                     monthly, matures on November 15, 2002.                        $            -    $        3,106

                  Note payable, secured by property, interest at 7.5%,
                     interest and principal payments of $737 due
                     monthly, matures on October 15, 2002.                                      -             5,038

                  Note payable to a bank, secured by property and equipment, interest at 9.25%, interest and principal payments of $440
                     due monthly, matures in September 2002.                                    -             2,577

                  Note payable to a bank, secured by property and equipment, interest at 8.0%, interest and principal payments of $492
                     due monthly, matures in January 2004.                                      -            10,137

                  Note payable to a bank, secured by property, interest
                     at 8.0%, interest and principal payments of $1,531
                     due monthly, matures in June 2004.                                         -            37,677

                  Note payable to a bank, secured by property, interest at
                     8.0%, interest and principal payments of $1,369 due
                     monthly, matures in September 2005.                                        -            46,745

                  Note payable to a bank, secured by property, interest at
                     8.50%, interest and principal payments of $739 due
                     monthly, matures in March 2004.                                            -            15,765

                  Note payable to a bank, secured by property, interest at
                     8.50%, interest plus principal payments of $1,124 due
                     monthly, matures in January 2005.                                          -            38,227

                  Note payable to a bank, secured by property, interest at
                     8.0%, interest and principal payments of $1,447 due
                     monthly, matures June 2004.                                                -            35,611

                  Note payable, secured by equipment, interest at 9.4%,
                     interest and principal payments of $813 due monthly,
                     matures May 2006                                                      25,333            32,314


               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE C NOTES PAYABLE (Continued)
                                                                                              March 31,
                                                                                   --------------------------------
                                                                                         2003            2002
                                                                                   --------------    --------------
                  Note Payable, secured by property, interest at 6.5%,
                     interest and principal payments of $470 due monthly,
                     matures September 2006                                        $            -    $       51,899

                  Line of Credit for $1,000,000, secured by property, Equipment, accounts receivable and inventory, guaranteed by three
                     stockholders, interest at prime, 4.25% at March 31, 2003,
                     interest due monthly, matures October 2003                           946,000                 -
                                                                                   --------------    --------------
                           Total notes payable                                          2,190,584         1,370,643

                           Less: current portion                                       (1,018,082)         (223,176)
                                                                                   --------------    --------------

                           Long-term notes payable                                 $    1,172,502    $    1,147,467
                                                                                   ==============    ==============

         Maturities of long-term debt are as follows:

                  Year Ending
                    March 31,                                Amount

                      2004                               $    1,018,082
                      2005                                    1,061,023
                      2006                                       18,394
                      2007                                       10,009
                      2008                                       10,924
                      2009 and Thereafter                        72,152
                                                         --------------
                            Total                        $    2,190,584
                                                         ==============


NOTE D CAPITAL LEASES

                  The Company leases certain equipment with lease terms through November 2004. Obligations under these capital leases have been recorded in the accompanying consolidated financial statements at the present value of future minimum lease payments.

                  At March 31, 2003, the total cost of these assets included in property and equipment was $146,484 and the accumulated depreciation on these assets totaled $47,870.

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE D CAPITAL LEASES (Continued)

                  Obligations under capital leases at March 31, 2003 and 2002 consisted of the following:

                                                             March 31,
                                                 ------------------------------
                                                      2003              2002
                                                 ------------      ------------
                  Total                          $     66,683      $     88,788

                  Less: Current Portion               (27,137)          (30,408)
                                                 ------------      ------------
                     Long-Term Portion           $     39,546      $     58,380
                                                 ============      ============


                  The future minimum lease payments under these capital leases and the net present value of the future minimum lease payments are as follows:

                  Year Ending
                    March 31,                                           Amount
                    ---------                                           ------
                     2004                                            $   33,121
                     2005                                                43,441
                                                                     ----------
                     Total Future Minimum Lease Payments                 76,562
                     Less:  Amount Representing Interest                 (9,879)
                                                                     ----------
                     Present Value of Future Minimum Lease Payments  $   66,683
                                                                     ==========


NOTE E
         MAJOR CUSTOMERS AND SUPPLIERS

                  The following information is given concerning certain customers who generated sales that were in excess of 10% of total sales in the years ended March 31, 2003, 2002 and 2001, respectively:

                                      Number of            Respective %
                  Year End            Customers           of Total Sales
                  --------            ---------           --------------
                    2003                   4              24%, 19%, 15%, 11%
                    2002                   4              31%, 14%, 12%, 12%
                    2001                   2                        47%, 29%

                  All of the significant sales exceeding 10% of total sales for the company were in the seafood processing and packaging business segment, except that in 2003 and 2002 one customer in the recreational bait segment accounted for 19% and 12% of total sales, respectively.

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE E MAJOR CUSTOMERS AND SUPPLIERS (Continued)

                  The Company purchases product from many suppliers, some of whom generate costs that are in excess of 10% of the Company's total product costs. Purchases from these suppliers for the years ended March 31, 2003, 2002 and 2001, respectively, is shown below:

                                      Number of                Respective %
                  Year End            Suppliers        of Total Production Costs
                  --------            ---------        -------------------------
                    2003                  2                      11%, 10%
                    2002                  2                      19%, 11%
                    2001                  2                      22%, 13%


                  All significant purchases that exceeded 10% during these years were suppliers to the seafood processing and packaging segment.


NOTE F INCOME TAXES

                  The provision for income taxes for March 31, 2003, 2002 and 2001 consists of the following:

                                                                                       March 31,
                                                                  -----------------------------------------------
                                                                        2003             2002            2001
                                                                  ---------------   -------------   --------------
                  Current:
                     Federal Income Taxes                         $             -   $     (92,681)  $           -
                     State Income Taxes                                         -               -               -
                  Deferred                                                      -         290,322        (412,100)
                                                                  ---------------   -------------   --------------
                     Total Provision for Income Taxes             $             -   $     197,641   $    (412,100)
                                                                  ===============   =============   =============

                  A reconciliation of income taxes at the federal statutory rate to the effective tax rate is as follows:
                                                                                       March 31,
                                                                  -----------------------------------------------
                                                                        2003             2002            2001
                                                                  ---------------   -------------   --------------
                  Income Taxes Computed at the
                     Federal Statutory Rate                       $      (667,131)  $     193,980   $     (427,777)
                  Deferred Tax Valuation Allowance                        667,131               -                -
                  Other Non-Deductible Items                                    -           3,661           15,677
                                                                  ---------------   -------------   --------------
                  Income Tax Expense (Benefit)                    $             -   $     197,641   $     (412,100)
                                                                  ===============   =============   ==============

                  At March 31, 2003, the Company had net operating loss carryforwards of approximately $4,077,000 that may be offset against future taxable income through 2023.

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE F INCOME TAXES (Continued)

                  The components of deferred tax assets and liabilities were as follows:

                                                            March 31,
                                                  -----------------------------
                                                       2003            2002
                                                  ------------     ------------
         Deferred Tax Assets:
            Net Operating Loss Carryforward       $  1,386,292     $    660,605

         Deferred Tax Liabilities:
            Property and Equipment                    (235,857)        (319,823)
                                                  ------------     ------------

         Net Deferred Tax Assets                     1,150,435          340,782
         Deferred Tax Valuation Reserve             (1,016,057)        (206,404)
                                                  ------------     ------------

             Total Net Deferred Tax Assets        $    134,378     $    134,378
                                                  ============     ============


                  As of March 31, 2002, the Company had income taxes receivable of $92,680.


NOTE G COMMITMENTS AND CONTINGENCIES

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

                  Although no litigation is pending in relation to the remainder of these shares, it is possible that the Company may have to honor from between 735,401 and 1,091,401 shares of its common stock in the future. The shares have not been recorded by the Company at March 31, 2003 since the ultimate outcome is currently not estimatable.

         COMMON STOCK OUTSTANDING

                  The Company has recognized 203,400 shares that were previously noted as a contingency and were not recorded by the Company as outstanding shares as of March 31, 2001. These shares, which had been issued for no consideration in 1999, are being reported as issued and outstanding as of March 31, 2003 and 2002.

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE G COMMITMENTS AND CONTINGENCIES (Continued)

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

         LEASES

                  The Company leases certain machinery and equipment used in operations under operating leases expiring in 2006. The minimum future payments required under non-cancelable operating leases having remaining terms in excess of one year appear below:

                  Year Ending
                    March 31,                                    Amount
                    ---------                                    ------

                      2004                                   $      108,189
                      2005                                           81,736
                      2006                                           25,944
                      ----                                   --------------
                            Total                            $      215,869
                                                             ==============

                  Rent expense charged to operations for the years ended March 31, 2003, 2002 and 2001 was $171,876, $302,743, and $282,685,
         respectively.


NOTE H RELATED PARTY TRANSACTIONS

                  During the years ended March 31, 2003, 2002, and 2001, the Company made sales to related companies in the amounts of $1,008,334, $733,400, and $572,281, respectively. In addition, the Company has advanced funds to related companies for operating expenses. Amounts due from affiliates totaled $674,191 and $375,112 at March 31, 2003 and 2002, respectively. Amounts due to affiliates totaled $421,757 and $37,345 at March 31, 2003 and 2002, respectively.

                  Notes Payable to a shareholder totaling $101,000 is unsecured, payable on demand, bearing interest at 10%, with interest payable quarterly. Interest paid to shareholder totaled $8,100, $11,350, and $11,350 for the years ended March 31, 2003, 2002 and 2001, respectively.

                  Notes Payable to a related party totaling $100,000 as of March 31, 2003 is unsecured, payable on demand, bearing interest at 10%, with interest payable monthly. Interest paid to related parties totaled $1,666 for the year ending March 31, 2003.

                  During the years ending March 31, 2003, 2002 and 2001, the Company paid storage fees to affiliates totaling $12,000, $17,129, and $97,570, respectively. The Company also had purchases from related companies totaling $577,929, $1,145,463, and $1,781,725 for the years ending March 31, 2003, 2002 and 2001, respectively.

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE I OFF-BALANCE SHEET RISK

                  During the year ended March 31, 2003, the Company maintained cash balances in a financial institution in excess of federally insured limits.


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

                  A summary of the status of the Company's stock options as of March 31, 2003 and 2002 and changes during the years ending on those dates is presented below:

                                                                                   Weighted           Weighted
                                                                                    Average            Average
                                                                                   Exercise          Grant Date
                                                                  Shares             Price           Fair Value
                                                                 ---------        -----------        -----------
                  Outstanding, March 31, 2001                    1,295,000        $      1.01        $      1.01
                    Granted                                          -                     -                   -
                    Exercised                                           -                  -                   -
                    Expired/Canceled                                    -                  -                   -
                                                                 ---------        -----------        -----------

                  Outstanding, March 31, 2002                    1,295,000               1.01               1.01
                    Granted                                             -                  -                   -
                    Exercised                                           -                  -                   -
                    Expired/Canceled                               275,000               1.01               1.01
                                                                 ---------        -----------        -----------

                  Outstanding, March 31, 2003                    1,020,000        $      1.01        $      1.01
                                                                 =========        ===========        ===========

                  At March 31, 2003 and 2002, 1,020,000 and 1,295,000 shares, respectively, were exercisable. These options expire ten years after the grant date.

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

                  Under the accounting provisions of SFAS 123, the Company's net income (loss) would have been unchanged for the years ended March 31, 2003, 2002 and 2001.

         WARRANTS

                  In connection with certain investor transactions and certain acquisitions described in Note A, GST has granted warrants for the purchase of the Company's common stock. These warrants expire on various dates through July 2009.

                  A summary of the status of the Company's stock warrants as of March 31, 2003 and 2002 and changes during the years ending on those dates is presented below:

                                                                                   Weighted            Weighted
                                                                                    Average             Average
                                                                                   Exercise          Grant Date
                                                                 Warrants            Price            Fair Value
                                                                 --------          ---------         -----------
                  Outstanding, March 31, 2001                    5,525,000        $      1.20        $        1.11
                    Granted                                          -                     -                     -
                    Exercised                                           -                  -                     -
                    Expired/Canceled                                    -                  -                     -
                                                                 ---------        -----------        -------------

                  Outstanding, March 31, 2002                    5,525,000        $      1.20        $        1.11
                    Granted                                             -                  -                     -
                    Exercised                                           -                  -                     -
                    Expired/Canceled                                    -                  -                     -
                                                                 ---------        -----------        -------------

                  Outstanding, March 31, 2003                    5,525,000        $      1.20        $        1.11
                                                                 =========        ===========        =============

                  At March 31, 2003 and 2002, 5,525,000 shares were exercisable.

                  The Company estimates the fair value of each stock warrant at the grant date by using the Black-Scholes pricing model. The following assumptions were used: risk-free interest rate of 6%, five to ten year expected life, 1.2486% expected volatility, and no expected dividends. Under the accounting provisions of SFAS 123, the Company's net income
         (loss) would have been unchanged for the years ended March 31, 2003, 2002 and 2001. However, additional goodwill of $136,000 was recorded for warrants granted on the asset purchase of Natural Bait Brokers, Inc. during the year ended March 31, 2001 as a result of the 1,500,000 warrants granted pursuant to SFAS 123 (Note A).

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE K BASIC AND FULLY DILUTED EARNINGS PER SHARE

                  The computations of basic earnings per share of common stock are based on the weighted average number of shares outstanding during the period of the consolidated financial statements. Common stock equivalents, consisting of the preferred shares, options and warrants are not included in the fully diluted earnings per share for the years ended March 31, 2003 and 2001, as they are antidilutive.

                                                                          For the Years Ended March 31,
                                                               ----------------------------------------------------
                                                                   2003                2002               2001
                                                               -------------      --------------     --------------
                  Loss from Continuing Operations
                    Before Extraordinary Item                  $  (1,962,151)     $     (554,153)    $     (395,656)
                  Discontinued Operations (Net of Tax)                     -                   -            (89,475)
                  Extraordinary Item (Net of Tax)                          -             927,041                  -
                                                               -------------      --------------     --------------

                  Income (Loss) Available to Common
                    Stockholders Used in Basic EPS
                    And After Assumed Conversions
                    Of Dilutive Secruities- Numerator          $  (1,962,151)     $      372,888     $     (485,131)
                                                               -------------      --------------     --------------

                  Weighted Average Number of Common
                    Shares Used in Basic EPS                      16,368,418          15,843,403         13,281,970
                  Effect of Dilutive Securities:
                    Stock Options                                          -             256,862                  -
                    Warrants                                               -             829,857                  -
                                                               -------------      --------------     --------------
                  Weighted Average Number of
                    Common Shares and Dilutive
                    Potential Common Stock Used
                    in Diluted EPS - Denominator                  16,368,418          16,930,122         13,281,970
                                                               =============      ==============     ==============

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

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE L JOINT PARTICIPATION AGREEMENTS (Continued)

                  Profits derived from the operation of the farm will be allocated 51% to the Company and 49% to the other participant. No profit had been earned as of March 31, 2003.

                  During the year ended March 31, 2001, the Company entered into a joint venture to establish a freshwater shrimp farm in the Republic of Guyana. The Company is to provide the technology and the delivery of post-larvae as seed stock, and will share in 20% of the net profits. No profit had been earned as of March 31, 2003.

                  On February 5, 2002 the Company entered into a Joint Profit Participation Agreement with AquaPro Corporation for the production of freshwater shrimp in up to 300 acres of ponds that are owned and managed by AquaPro. The Company provided the technology and the delivery of post-larvae as seed stock, and was to share in the net profits. No profits were earned and the joint participation has been terminated during 2003.


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

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE M SEGMENT REPORTING (Continued)

                  Financial information as of and for the year ended March 31, 2003, 2002 and 2001 with respect to the reportable segments is as follows:

                                                                   Fishing         Freshwater
                                                 Seafood            Bait             Shrimp             Total
                                             ----------------  ----------------  ----------------  ----------------
         External Revenues
                2003                          $ 6,415,967        $ 2,647,032       $    149,639      $ 9,212,638
                2002                           10,695,521          2,881,549            164,709       13,741,779
                2001                           14,787,501          2,215,887             72,593       17,075,981
         Cost of Goods Sold
                2003                            6,206,260          1,029,407            154,171        7,389,838
                2002                            8,849,658          1,507,677            346,150       10,703,485
                2001                           12,972,760          1,560,747            185,838       14,719,345
         Other Income (Expenses)
                2003                           (2,384,544)        (1,305,631)           (94,776)      (3,784,951)
                2002                           (2,035,571)        (1,690,158)          (146,644)      (3,872,373)
                2001                           (1,650,516)        (1,323,923)          (135,113)      (3,109,552)
         Segment Profit (Loss) from
             Continuing Operations
             Before Income Taxes
                2003                           (1,955,871)            93,028            (99,308)      (1,962,151)
                2002                             (189,708)          (316,286)          (328,085)        (834,079)
                2001                              164,225           (668,783)          (248,358)        (752,916)
         Extraordinary Item (Net of Tax)
                2003                                    -                  -                  -                -
                2002                              927,041                  -                  -          927,041
                2001                                    -                  -                  -                -
         Net Earnings (Loss)
                2003                           (1,955,871)            93,028            (99,308)      (1,962,151)
                2002                            1,017,259           (316,286)          (328,085)         372,888
                2001                              432,009           (668,782)          (248,358)        (485,131)
         Total Assets
                2003                            5,002,388          1,688,565            794,117        7,485,070
                2002                            5,637,415          1,746,504            795,571        8,179,490
                2001                            4,923,668          1,789,108            710,772        7,423,548
         Total Liabilities
                2003                            3,910,846            510,181            169,215        4,590,242
                2002                            2,215,195            950,014            189,191        3,354,400
                2001                            2,303,814            575,227            174,194        3,053,235


                  Other Income (Expenses) in the Fishing Bait segment for the year ended March 31, 2003 included a $171,388 impairment loss and in the seafood segment, a $290,962 loss on the sale of assets (Note B).

               GLOBAL SEAFOOD TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE N DISCONTINUED OPERATIONS

                  Effective December 2000, the Company discontinued the operations of CoMar Foods, Inc. The following is a summary of the loss from discontinued operations resulting from the dissolution of this subsidiary for the year ended March 31, 2001, including the tax effect attributable to the discontinued operations.

                  NET SALES                                      $         -

                  EXPENSES:
                     Cost of Sales                                         -
                     Depreciation Expense                               9,742
                     Selling, General and Administrative              134,573
                                                                 ------------

                           Total Expenses                             144,315
                                                                 ------------

                  LOSS BEFORE INCOME TAXES                           (144,315)
                  INCOME TAX (BENEFIT)                                (54,840)
                                                                 ------------

                  LOSS FROM DISCONTINUED
                     OPERATIONS NET OF TAX EFECT                 $    (89,475)
                                                                 ============


NOTE O COMMON STOCK PURCHASE AGREEMENT

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

                  Details of this agreement are included in the registration statement that the Company has filed with the Securities and Exchange Commission on Form SB-2 which was declared effective on February 6, 2003 for the sale of up to 8,884,304 shares of its common stock to Fusion Capital. The 16,368,418 shares of common stock outstanding as of March 31, 2003 and 2002, includes 442,152 shares that were issued to Fusion Capital as a commitment fee for its purchase obligations, and the other 8,442,152 shares remain to be offered to Fusion Capital pursuant to the common stock purchase agreement. The Company estimates that the maximum number of shares it will sell to Fusion Capital under the common stock purchase agreement will be 8,000,000 shares, exclusive of up to 442,152 shares that may be issued to Fusion Capital as a future commitment fee.