Form 10QSB
period 2003-06-30
GLOBAL SEAFOOD TECHNOLOGIES INC
filed 2003-08-29
CIK 1080533

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

For the Quarter Period Ended
June 30, 2003                                        Commission File No. 0-28495

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

            Nevada                                          93-1219887
-------------------------------                ---------------------------------
  (State or jurisdiction of                    (IRS Employer Identification No.)
incorporation or organization)

555 Bayview Avenue, Biloxi, Mississippi                       39530
---------------------------------------                     ----------
(Address of Principal Executive Office)                     (Zip Code)

Registrant's telephone number, including area code:    (228) 435-3632

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

                                 Yes [X] No [ ]


As of August 26, 2003, there were 16,368,418 shares of Common Stock, $.001 par value outstanding.

================================================================================

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets as of June 30, 2003
   and March 31,2003                                                   F 1-2

Consolidated Statements of Operations for the three months
   ended June 30, 2003 and 2002                                         F 3

Consolidated Statements of Cash Flows for the three months              F 4
   ended June 30, 2003 and 2002

Consolidated Statement of Shareholders Equity                           F 5

Notes to the financial statements                                     F 6-11

                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET

                                                   FYE
                                                 AUDITED                UNAUDITED
                                                 March 31                June 30,
                                                   2003                    2003
CURRENT ASSETS
Cash and cash equivalents                    $     201,951            $     113,956
Accounts Receivable (Net)                    $     880,815            $   1,554,116
Accounts Receivable - Related                $     674,191            $     135,482
Income Taxes Receivable                      $         781            $         781
Pre-paid Expenses                            $      77,999            $      77,999
Inventories                                  $   1,474,884            $   1,729,938
Deferred tax asset, current                  $     370,235            $     370,235
                                             -------------            -------------
TOTAL CURRENT ASSETS                         $   3,680,856            $   3,982,506

PROPERTY AND EQUIPMENT
Land                                         $     121,890            $     121,890
Buildings and Improvements                   $   2,206,532            $   2,206,532
Furniture and Fixtures                       $      98,343            $     101,750
Machinery and Equipment                      $   4,041,024            $   4,079,142
Vehicles                                     $      67,325            $      67,325
Water Well                                   $     121,441            $     121,441
Idle Property
                                             -------------            -------------
TOTAL FIXED ASSETS                           $   6,656,555            $   6,698,080
Less Accumulated Depreciation                $  (3,125,699)           $  (3,243,844)
                                             -------------            -------------
PROPERTY AND EQUIPMENT, NET                  $   3,530,856            $   3,454,237

OTHER ASSETS
Goodwill                                     $     273,000            $     273,000
Deposits                                     $         358            $         308
                                             -------------            -------------
Total Other Assets                           $     273,358            $     273,308

TOTAL ASSETS                                 $   7,485,070            $   7,710,051


The accompanying notes are an integral part of these consolidated financial statements

                     GLOBAL SEAFOOD TECHNOLOGIES, INC.
                         CONSOLIDATED BALANCE SHEET

                                                   FYE
                                                 AUDITED                UNAUDITED
                                                 March 31                June 30,
                                                   2003                    2003
CURRENT LIABILITIES
Accounts Payable Trade                       $   1,447,157            $   1,858,402
Accounts Payable - Related                   $     421,757            $      86,451
Accrued expenses                             $      27,206            $      25,205
Notes Payable, Line of Credit                $     946,000            $     969,000
Notes Payable, current portion               $      72,082            $      71,028
Notes Payable - Related                      $     201,000            $     221,000
Obligations under capital leases             $      27,137            $      58,407
                                             -------------            -------------
TOTAL CURRENT LIABILITIES                    $   3,142,340            $   3,289,493

LONG-TERM LIABILITIES
Deferred Tax Liability                       $     235,857            $     235,857
Notes Payable                                $   1,172,502            $   1,150,148
Obligations under capital leases             $      39,546            $       1,335
                                             -------------            -------------
TOTAL LONG-TERM LIABILITIES                  $   1,447,905            $   1,387,340

TOTAL LIABILITIES                            $   4,590,245            $   4,676,833

STOCKHOLDER'S EQUITY
Preferred stock                              $           -            $           -
(Issued and outstanding)
Common stock                                 $      16,368            $      16,368
(Issued and outstanding)                        16,368,418               16,368,418
Additional Paid-in Capital                   $   5,630,095            $   5,630,095
Prepaid Non-compete                          $     (15,945)           $      (7,973)
Retained Earnings (Deficit)                  $  (2,735,692)           $  (2,605,272)
                                             -------------            -------------
TOTAL STOCKHOLDER'S EQUITY                   $   2,894,826            $   3,033,218

TOT. LIAB. AND EQUITY                        $   7,485,071            $   7,710,051


The accompanying notes are an integral part of these consolidated financial statements

                                      F-2

                                GLOBAL SEAFOOD TECHNOLOGIES, INC.
                              CONSOLIDATED STATEMENT OF OPERATIONS


                                                    UNAUDITED                     UNAUDITED
                                             For three Months Ending      For three Months Ending
                                                    June 30,                       June 30,
                                                      2003                           2002
                                                   -------------                  ------------
Processing Sales                                   $    374,909                  $    120,358
Sales of Product                                   $  2,795,024                  $  2,757,738
                                                   ------------                  ------------
NET SALES                                          $  3,169,932                  $  2,878,097

COST OF SALES                                      $  2,182,410                  $  2,019,004

GROSS PROFIT                                       $    987,522                  $    859,093

OPERATING EXPENSES
Non-compete covenant                               $      7,972                  $      7,972
Depreciation & amortization                        $    118,144                  $    105,903
Bad debt expense                                   $          -                  $         42
Selling, general and administrative                $    715,295                  $    830,738
                                                   ------------                  ------------
TOTAL OPERATING EXPENSES                           $    841,411                  $    944,655

INCOME (LOSS) BEFORE OTHER ITEMS                   $    146,111                  $    (85,562)

Other income                                       $     15,503                  $     10,983
Interest income                                    $         53                  $        234
Gain (Loss) of disposition of assets               $          -                  $      3,453
Impairment of Assets
Interest expense                                   $    (31,247)                 $    (39,919)
                                                   ------------                  ------------
TOTAL OTHER INCOME (EXPENSE)                       $    (15,689)                 $    (25,248)

 NET INCOME (LOSS) BEFORE TAXES                    $    130,422                  $   (110,811)

INCOME TAX PROVISION                               $          -                  $        627

NET INCOME (LOSS)                                  $    130,422                  $   (111,438)

BASIC EARNINGS (LOSS) PER SHARE
Basic Earnings (Loss) Per Share                    $       0.01                  $      (0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                   16,368,418                    16,368,418

FULLY DILUTED EARNINGS (LOSS)
PER SHARE
Fully Diluted Earnings (Loss) Per Share            $       0.01                  $      (0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                   16,368,418                    16,368,418


   The accompanying notes are an integral part of these consolidated financial statements

                                            F-3

                                        GLOBAL SEAFOOD TECHNOLOGIES, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                             UNAUDITED                UNAUDITED
                                                                    For three Months Ending   For three Months Ending
                                                                             June 30,                 June 30,
                                                                               2003                     2002
                                                                          -------------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                         $     130,422            $   (111,438)
Adjustments to Net Loss
Depreciation & Amortization                                               $     118,144            $    105,903
Decrease in Prepaid Non-Compete                                           $       7,972            $      7,972
(Gain) Loss on Sale of Assets                                             $           -            $          -
Changes in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable
and Accounts Receivable Related                                           $    (134,591)           $    (26,665)
(Increase) Decrease in Taxes Receivable                                   $           -            $          -
(Increase) Decrease in Deferred Taxes                                     $           -            $          -
(Increase) Decrease in Inventories                                        $    (255,054)           $   (223,638)
(Increase) Decrease in Pre-paid Expenses                                  $           -            $    (35,135)
Increase (Decrease) in Accounts Payable
and Accounts Payable Related                                              $      75,939            $   (155,580)
Increase (Decrease) in Taxes Payable                                      $           -            $          -
Increase (Decrease) in Accrued Expenses                                   $      (2,001)           $      4,343
                                                                          -------------            ------------
Net Cash (Used) by Operating Activities                                   $     (59,169)           $   (437,689)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) Decrease in Deposits                                           $          50            $          -
Proceeds from Sale of Property and Equipment
Purchase of Property and Equipment                                        $     (41,654)           $   (608,883)
                                                                          -------------            ------------
Net Cash Used in Investing Activities                                     $     (41,604)           $   (608,883)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additional Capital Contributed                                            $           -            $          -
Proceeds from Sale of Common Stock
Payments on Notes Payable and Leases Payable                              $     (30,221)           $    (73,235)
Proceeds From Notes Payable and Leases Payable                            $      43,000            $    777,240
                                                                          -------------            ------------
Net Cash Provided  by Financing Activities                                $      12,779            $    704,005

NET (DECREASE) IN CASH                                                    $     (87,994)           $   (342,567)

BEGINNING CASH AND CASH EQUIVALENTS                                       $     201,951            $    334,580

ENDING CASH AND CASH EQUIVALENTS                                          $     113,956            $     (7,987)



                The accompanying notes are an integral part of these consolidated financial statements

                                                         F-4

                                               GLOBAL SEAFOOD TECHNOLOGIES, INC.
                                         Consolidated Statements of Shareholders' Equity



                                              Preferred Stock            Common Stock       Additional                  Retained
                                         -------------------------   ----------------------   Paid-in      Pre-paid      Earnings
                                           Shares         Amount      Shares       Amount     Capital     Non-compete   (Deficit)
                                         ------------   ----------   ----------- ----------  -----------  -----------  ------------
Balance, March 31, 2003                            0        $0       16,368,418    $16,368   $5,630,095     ($15,945)   ($2,735,690)

Amortization of Non-compete Agreement                                                                         $7,972

Net income for three months
  ended June 30, 2003                                                                                                       130,422

Balance, March 31, 2003                            0         0       16,368,418     16,368    5,630,095       (7,973)    (2,605,268)
                                         ============   =======   ============== ========== ============  ===========  =============


                        The accompanying notes are an integral part of these consolidated financial statements

                                                                 F-5

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

         The accompanying unaudited consolidated financial statements of the Company for the three months ended June 30, 2003 and 2002 have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. Additionally, certain information and footnote disclosures normally included in a full set of financial statements have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2003 previously filed with the Securities and Exchange Commission.


NOTE B   LINE OF CREDIT

         The Company has available a line of credit with a bank totaling $1,000,000, bearing interest at prime, maturing October 6, 2003. The line of credit is secured by property, equipment, accounts receivable, and inventory, and is guaranteed by three of the Company's shareholders. There was $946,000 outstanding against the line of credit at March 31, 2003. $777,240 was outstanding on June 30, 2002 and $969,000 was outstanding under the line of credit on June 30, 2003.

NOTE C   COMMITMENTS AND CONTINGENCIES

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

         Although no litigation is pending in relation to the remainder of these shares, it is possible that the Company may have to honor from between 735,401 and 1,091,401 shares of its common stock in the future. These shares have not been recorded as outstanding by the Company at March 31, 2003 or June 30, 2003 since the ultimate outcome is currently not estimateable.


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

NOTE D   STOCK OPTIONS AND WARRANTS OUTSTANDING

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

         A summary of the status of the Company's stock options as of March 31, 2003 and June 30, 2003 and changes during the year and the three months ending on those dates, respectively, is presented below:

                                                                                     Weighted            Weighted
                                                                                      Average             Average
                                                                                     Exercise          Grant Date
                                                                  Shares               Price            Fair Value
                                                                  ------             --------          -----------
                  Outstanding, March 31, 2002                    1,295,000        $     1.01         $        1.01
                    Granted
                    Exercised                                           -                  -                     -
                    Expired/Canceled                               275,000                 -                     -

                  Outstanding, March 31, 2003                    1,020,000              1.01                  1.01
                    Granted                                        200,000               .45                   .45
                    Exercised                                            -                 -                     -
                    Expired/Canceled                                     -                 -                     -

                  Outstanding, June 30, 2003                     1,220,000        $      .92         $         .92

         At March 31, 2003, 1,020,000 shares were exercisable, and at June 30, 2003, 1,220,000 shares were exercisable. These options expire from five to ten years after the grant date.

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

         Under the accounting provisions of SFAS 123, the Company's net income
         (loss) would have been unchanged for the year ended March 31, 2003, and the three month periods ended June 30, 2003 and 2002.

         In connection with certain investor transactions and certain acquisitions, GST has granted warrants for the purchase of the Company's common stock. These warrants expire on various dates through July 2009.

         A summary of the status of the Company's stock warrants as of March 31, 2003 and June 30, 2003 and changes during the year and the three months ending on those dates, respectively, is presented below:

                                                                                     Weighted            Weighted
                                                                                      Average             Average
                                                                                     Exercise          Grant Date
                                                                 Warrants              Price            Fair Value
                                                                 --------            ---------         -----------
                  Outstanding, March 31, 2002                    5,525,000        $      1.20        $        1.11
                    Granted                                              -                  -                    -
                    Exercised                                            -                  -                    -
                    Expired/Canceled                                     -                  -                    -

                  Outstanding, March 31, 2003                    5,525,000        $      1.20        $        1.11
                    Granted                                              -                  -                    -
                    Exercised                                            -                  -                    -
                    Expired/Canceled                                     -                  -                    -

                  Outstanding, June 30, 2003                     5,525,000        $      1.20        $        1.11

         At March 31, 2003 and June 30, 2003, 5,525,000 shares were exercisable.

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

NOTE E   BASIC AND FULLY DILUTED EARNINGS PER SHARE

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

                                                                                             June  30,
                                                               March 31,        -----------------------------------
                                                                 2003               2003                  2002
                                                             -------------      --------------       --------------
                 Income or (Loss)
                   From Continuing Operations                $  (1,962,151)     $      130,422       $     (111,438)

                Income (Loss) Available to Common
                  Stockholders Used in Basic EPS
                  And After Assumed Conversions
                  Of Dilutive Securities- Numerator          $  (1,962,151)     $      130,422       $     (111,438)

                Weighted Average Number of Common
                  Shares Used in Basic EPS                      16,368,418          16,368,418           16,368,418

                Effect of Dilutive Securities:
                  Stock Options                                          -                   -                    -
                  Warrants                                               -                   -                    -

                Weighted Average Number of
                  Common Shares and Dilutive
                  Potential Common Stock Used
                  in Diluted EPS - Denominator                  16,368,418          16,368,418           16,368,418

NOTE F   COMMON STOCK PURCHASE AGREEMENT

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

         Details of this agreement are included in the registration statement that the Company filed with the Securities and Exchange Commission on Form SB-2 and which became effective February 6, 2003 for the sale of up to 10,000,000 shares of its common stock to Fusion Capital. The 16,368,418 shares of common stock outstanding as of March 31, 2003 and June 30, 2003, includes 442,152 shares that were issued to Fusion Capital as a commitment fee for its purchase obligations, and the other 9,557,848 shares remain to be offered to Fusion Capital pursuant to the common stock purchase agreement. The Company estimates that the maximum number of shares it will sell to Fusion Capital under the common stock purchase agreement will be 9,115,696 shares, exclusive of up to 442,152 shares that may be issued to Fusion Capital as a future commitment fee.

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

                                         SELECTED FINANCIAL DATA
                              (Dollars in thousands, except per share data)

                                             AS OF AND FOR THE
                                     THREE MONTH PERIOD ENDED JUNE 30,

INCOME STATEMENT
                                          Percentage                            Percentage
                                2003     of Net Sales               2002       of Net Sales
                                ----     ------------               ----       ------------
REVENUE:                     $   3,170       100%                  $   2,878        100 %
OPERATING EXPENSES:          $   3,024        95%                  $   2,964        103 %

INCOME (LOSS) BEFORE
OTHER ITEMS                  $     146         5%                  $     (86)        (3 %)

OTHER INC (EXP)              $     (16)       (1%)                 $     (25)        (1 %)

NET INCOME (LOSS)
BEFORE TAX                   $     130         4%                  $    (111)        (4 %)

PROVISION FOR
INCOME TAX                   $       0                             $       0
                             ---------                             ---------

NET INCOME (LOSS)            $     130         4%                  $    (111)        (4 %)

NET INCOME (LOSS)
PER SHARE (1)                $    0.01                             $   (0.01)


                                                JUNE 30, 2003              MARCH 31, 2003
                                                -------------              --------------
BALANCE SHEET:

TOTAL ASSETS:                                       $7,710                      $7,485

LONG-TERM OBLIGATIONS: (2)                          $1,517                      $1,547

TOTAL STOCKHOLDERS' EQUITY                          $3,033                      $2,894

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

Business Segments

Seafood Processing

Our core seafood packaging business, which is conducted through our Custom Pack subsidiary, provided 61% and 57% of revenues in each of the first three months periods of the 2002 and 2003 fiscal years, respectively. The declining contribution of Custom Pack revenues as a percentage of total revenues is primarily a function of an increase in sales in the Recreational Fishing Bait and aquaculture business segments. Revenues at Custom Pack increased a modest 3% in the 2003 period compared to the same three months of 2002. In the previous year there had been a decrease in volume of 25% at Custom Pack when comparing these two periods in 2002 and 2001. The present condition of revenues in our core business segment reflects a market decline in commodity prices and a fall-off in overall demand for processing. The Processing Sales portion of revenues has shown a relative increase, but its effect on total revenues is less significant and is offset by a decline in sales of product. We believe that the overall weakness in shrimp prices is a function of the generally slower economy in the U.S. and increased foreign competition in commodity pricing. Although we expect conditions to improve in future periods, we can not predict the timing or strength of such an improvement.

Recreational Fishing Bait

Revenue from our Killer Bee Bait subsidiary for the first three months through June30 increased 10% from $1,050,436 in the 2002 period to $1,152,028 in the 2003 period. This resulted from a continuing increase in corporate outlets that carry Killer Bee Bait, principally at additional Wal Mart locations. Subject to reasonably favorable week-end weather conditions, we expect a comparatively strong season for the remainder of this fiscal year for Killer Bee because of available inventory supplies. For the three month period, Killer Bee accounted for 36% of total revenues, which was the same relative contribution as in the three months ending June 30, 2002.

Freshwater Shrimp Aquaculture

Revenues from our aquaculture division were $213,710 for the first three months of the current fiscal year compared to $77,386 for the same period last year. This represents 6% of our total revenues for the period. Total revenues were aided in the current period by the sale of inventory produced in the previous fiscal year and by expanded sales from our hatchery. We continue to expect further contributions from this business segment in the future because of the expanded interests of independent farmers to grow freshwater shrimp. Our hatchery in Ocean Springs has supplied independent and joint venture farms in the current growing season, and we plan to continue to expand this segment of our business in the future as demand dictates. To that end, we are continuing to pursue potential joint venture proposals and sales to contract growers to increase the growth in this segment.

Results of Operations

We reported a consolidated net profit from operations for the three months period ending June 30, 2003 of $130,422 compared to a net operating loss of ($111,438) in the same period last year. The operations of our core business at Custom Pack recorded a loss of ($166,618), which reflects the industry conditions discussed above, and compares with a loss of ($267,352) in the 2002 period. Killer Bee reported a net profit of $229,828 for the three-month period. In the same three-month period last year, Killer Bee recorded a profit of $201,589. Our aquaculture business reported at a $67,211 net profit for the three months ending June 30, 2003 compared to a loss of ($44,420) for the same period last year.

Net Sales

Net sales primarily reflect the results of our core processing and packaging operations (61%) and our recreational bait segment (36%). The amount of core revenues recognized in any given year is a function of whether the products in that business segment are either: a) purchased, processed, and packaged by us, or b) processed and packaged for third parties on a consignment basis. In the first instance, revenues would be higher, reflecting the cost of the product, and in the latter case revenues would only reflect a processing charge. Gross margins are relatively unaffected by either scenario, but the reported net sales figures can be greatly affected. Core revenues are also affected by consumer spending patterns and by the timing of purchasing decisions by supermarkets.

Total net sales for the three months ended June 30, 2003 increased by approximately 10% as compared to the three months ended June 30, 2002 from $2,878,097 to $3,169,932. The comparative increase was primarily a result of increased sales in the recreational bait and aquaculture business segments.

Expenses

Cost of sales includes processing and packaging costs, including plant labor, in-bound and out-bound freight, and the raw material (seafood) costs where the products are processed for our own account. Where processing is done for third-party accounts, the raw material (seafood) costs are not carried on the Company's books. Approximately 14% of net sales in the core business segment is typically reflected in processing for third parties, in which case we charge a processing fee and do not maintain any inventory level of product for our own account. In the three month period ending June 30, 2003, processing revenues accounted for 25% of core business revenues due to the effects of lower commodity prices as well as lower demand.

Our consolidated cost of sales increased from $2,019,004 to $2,182,410 (an 8% increase in the three month comparable periods), which generally reflects increases at Killer Bee that are in line with Killer Bee's higher sales. Overall gross profit increased from $859,093 to $987,522 (a 15% increase) as a result of the higher margins that come from the Killer Bee business.

Selling, general and administrative expenses decreased by $ 115,443 (14%) in comparing the three-month periods ending June 30, 2003 and 2002. The overhead expenses benefited from efficiencies that were achieved improved operations in our Killer Bee segment.

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

In the core business segment, inventories reflect the need to purchase products in advance to fulfill customer needs, which fluctuate with orders on hand. Despite a decline in sales of product in comparing the June 30, 2003 and 2002 periods, Custom Pack's inventories showed an increase from $797,711 to $983,927. Killer Bee's inventories registered an increase from $641,385 to $746,010 in a similar comparison that reflects requirements for expanded sales. The consolidated balance sheet as of June 30, 2003 reflects an increase in inventory to $1,729,938 from $1,439,096 at June 30, 2002.

Sales in the core business segment are generally settled at the time of wholesale delivery, so that accounts receivable have customarily been maintained at relatively low levels. In comparing the three months periods ending June 30, 2002 and 2003, respectively, accounts receivable at Custom Pack declined by 39%, reflecting the lower level of sales activities that occurred throughout 2002. Higher Killer Bee sales generated higher levels of accounts receivable for that segment. Killer Bee receivables increased 11% from $577,880 to $640,697 from June 30, 2002 to 2003, which is in line with the sales increases.

As of June 30, 2003 we maintained cash reserves of $113,956, and current assets exceeded current liabilities by $ 693,014.

Seasonality

Because of the availability of seafood throughout the world markets, there is only a modest seasonality factor for our core business. Typically, our operating activities increase slightly during the spring and fall domestic shrimp harvesting seasons, depending on the abundance of shrimp found in the wild. The revenues of Killer Bee demonstrate seasonality that reflects the higher recreational fishing activities in the warmer months of the year from April through September. We expect that approximately two-thirds of Killer Bee's annual revenues will be recognized during this period of time. Activities of the aquaculture segment are influenced by a seasonal harvest of product, which occurs in the second and third quarters of our fiscal year, but revenues from those activities are recognized when the products are sold, which may occur in future periods.

Inflation/Deflation

Our business is not significantly affected by inflation. We anticipate that any increased costs can be passed on to our customers. Our business has been affected more by deflation over the last year, as commodity shrimp prices declined to historically low levels. This has been reflected in the decline in our sales revenues in the previous fiscal year.

New Products and Services

Killer Bee is introducing several non-bait products and shelf stable (non-frozen) bait products into distribution to the fishing industry on a trial basis. Through June 30, 2003 the revenues from these test products have not had a significant impact on operations.

Cash Flow

Our operations generated operating losses in the past fiscal years, which had been anticipated because of the start-up nature of our Killer Bee operations, and had been funded in advance from financing activities. In the most recent three months ending June 30, 2003, we experienced a net operating profit because of the profitable business at Killer Bee. Our core business continued to reflect the slow pace of the U.S. economy, and reduced the contribution of operating activities to consolidated cash flow. We expect that profits will ultimately recover in the core segment and will continue in the recreational bait segment in order to provide a source of funds in the future to help offset the need for working capital that will be occasioned by growth.

Operating Activities

Our Consolidated Statement of Cash Flows reported $ 59,169 in funds used by operating activities in the three months ended June 30, 2003 compared to $437,689 used in operating activities in the June 30, 2002 period. The increases in both accounts receivable and inventory occurred in both comparable periods, but in the June 30, 2003 period funds were also provided by a slight increase in accounts payable and by the net operating profit. The operating profit contributed $130,422 in funds, while Depreciation and Amortization provided $118,144.

Investing Activities

Net investing activities in the three months ended June 30, 2003 consumed $41,604 in funds compared to $608,883 in funds used in the June 30, 2002 period. The respective activities reflect property and equipment additions to our core processing facilities that occurred last year, compared to relatively few purchases this year.

Financing Activities

The Company has available a line of credit with a bank totaling $1,000,000, bearing interest at prime, maturing October 6, 2003. The line of credit is secured by property, equipment, accounts receivable, and inventory, and is guaranteed by three of the Company's shareholders. As of June 30, 2003, $969,000 was outstanding under this line of credit. Financing Activities provided $12,779 in funds in the June 30, 2003 period from a slight increase in borrowings in excess of payments on notes and leases. In the June 30, 2002 period Financing Activities provided $704,005 in funds from a net increase in borrowings.

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

ITEM 3.  CONTROLS AND PROCEDURES

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

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

(a)      None
(b)      None
(c)      None
(d)      Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on July 25, 2003 at which time a majority of shareholders were present in person or by proxy. The shareholders approved the election of Brent Gutierrez, Clayton Gutierrez, Anita Gutierrez, Frank Gutierrez and Lance McNeill to serve as directors of the company of the fiscal year. The shareholders also ratified the selection of Laporte, Sehrt Romig & Hand APAC to serve as independent auditors for the company for the fiscal year ending March 31, 2004.

ITEM 5.  OTHER INFORMATION

The company filed Form 12b-25 Notification of Late Filing for this Form 10-QSB for the Quarter Ending June 30, 2003 on August 14, 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                    SEC
   Exhibit       Reference
   Number          Number                Title of Document             Location
-------------- ------------ ---------------------------------------- -----------
   Item 31                  Rule 13a-14(a)/15d14(a) Certifications
-------------- ------------ ---------------------------------------- -----------
    31.1             31     Certification of Chief Executive Officer    Attached
                            and Chief Financial Officer Pursuant to
                            Rule 13a-14


   Item 32                  Section 1350 Certifications
-------------- ------------ ---------------------------------------- -----------
    32.1             32     Certification of Chief Executive Officer    Attached
                            and Chief Financial Officer Pursuant to
                            18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                            Act of 2002


         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


August 26, 2003                     GLOBAL SEAFOOD TECHNOLOGIES, INC.




                                    By: /s/ Brent Gutierrez
                                        ----------------------------------------
                                        Brent Gutierrez,
                                        President and Chief Executive Officer